Form 10-Q
period 1999-03-31
SYMPOSIUM TELECOM CORP
filed 1999-06-09
CIK 1069201

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ---------------

                                  FORM 10-QSB

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-25435

                            ------------------------

                             SYMPOSIUM CORPORATION

       (Exact name of small business issuer as specified in its charter)

                  DELAWARE                             13-4042921
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

             410 PARK AVENUE, SUITE 830, NEW YORK, NEW YORK 10022
                   (Address of principal executive offices)

         Issuer's telephone number, including area code (212) 754-9901

                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Number of shares of issuer's common stock outstanding as of May 31, 1999:
10,155,464

    Transitional Small Business Disclosure Format Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               FORM 10-QSB REPORT
                                 MARCH 31, 1999

PART I--FINANCIAL INFORMATION

                                                                                                     PAGE
                                                                                                  -----------
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets--December 31, 1998 & March 31, 1999.....................           3

  Condensed Consolidated Statement of Operations
    Three Months Ended March 31, 1999...........................................................           4

  Condensed Consolidated Statement of Stockholders' Equity
    Three Months Ended March 31, 1999...........................................................           5

  Condensed Consolidated Statement of Cash Flows
    Three Months Ended March 31, 1999...........................................................           6

  Notes to Condensed Consolidated Financial Statements..........................................           7

Item 2. Management's Discussion and Analysis or Plan of Operation...............................           7

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.......................................................................          12
Item 2. Changes in Securities and Use of Proceeds...............................................          12
Item 3. Defaults in Senior Securities...........................................................          13
Item 4. Submission of Matters to Vote of Security Holders.......................................          13
Item 5. Other Information.......................................................................          13
Item 6. Exhibits and Reports on Form 8-K........................................................          13

    (a) Exhibits................................................................................          13
    (b) Reports on Form 8-K.....................................................................          13

Signatures......................................................................................          14

PART I--FINANCIAL INFORMATION

    Item 1--Condensed Consolidated Financial Statements (Unaudited)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                     DECEMBER 31,
                                                                                                         1998
                                                                                        MARCH 31,    ------------
                                                                                          1999
                                                                                      -------------
                                                                                       (UNAUDITED)
                                                     ASSETS
CURRENT ASSETS:
  Cash..............................................................................  $     449,211   $  292,194
  Accounts and other receivables (net of allowance for doubtful accounts)...........         64,598       10,197
                                                                                      -------------  ------------
      TOTAL CURRENT ASSETS..........................................................        513,809      302,391

EQUIPMENT (at cost, less accumulated depreciation)..................................         37,447       22,304
ORGANIZATION COSTS..................................................................             --       25,110
DEFERRED BUSINESS ACQUISITION COSTS.................................................         82,110  --.........
                                                                                      -------------  ------------
                                                                                      $     633,366   $  349,805
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued salaries..................................................................  $      72,062   $       --
  Accounts payable and other accrued expenses.......................................        432,294       71,625
  Due to stockholders...............................................................          2,580        3,162
                                                                                      -------------  ------------
  TOTAL CURRENT LIABILITIES.........................................................        506,936       74,787
                                                                                      -------------  ------------
STOCKHOLDERS' EQUITY:
  Preferred stock--par value, $.001 per share, authorized 10,000,000 shares; no
    shares issued and outstanding...................................................             --           --
  Common stock-- par value $.001 per share, authorized 25,000,000 shares; issued and
    outstanding 9,955,464 shares in 1999 and 7,370,464 shares in 1998...............          9,955        7,370
  Additional paid-in capital........................................................      2,944,567      587,152
  Accumulated Deficit...............................................................       (763,092)    (319,504)
  Less subscriptions receivable for 2,065,000 shares of common stock in 1999........     (2,065,000)          --
                                                                                      -------------  ------------
      STOCKHOLDERS' EQUITY..........................................................        126,430      275,018
                                                                                      -------------  ------------
                                                                                      $     633,366   $  349,805
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                   The attached notes are made a part hereof.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

REVENUES:
  Sales (net)...........................................................................  $   79,070  $     79,070
COST OF SALES...........................................................................      19,032
GROSS PROFIT............................................................................      60,038        60,038
                                                                                          ----------  ------------
GENERAL AND ADMINISTRATIVE EXPENSES.....................................................     479,712       479,712
                                                                                          ----------  ------------
OPERATING LOSS..........................................................................                  (419,674)

OTHER INCOME--interest income...........................................................                     1,196
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.....................................                   (25,110)
                                                                                                      ------------
NET LOSS................................................................................              $   (443,588)
                                                                                                      ------------
                                                                                                      ------------
NET LOSS PER BASIC AND DILUTED SHARE OF COMMON STOCK:
  Before cumulative effect of change in accounting principle............................              $      (0.06)
  Cumulative effect of change in accounting principle...................................                        --
                                                                                                      ------------
        Net loss per share..............................................................              $      (0.06)
                                                                                                      ------------
                                                                                                      ------------
Weighted average common shares outstanding basic and fully diluted......................                 7,464,631
                                                                                                      ------------
                                                                                                      ------------

                   The attached notes are made a part hereof.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

                                                                                           STOCK SUBSCRIPTION
                                          COMMON STOCK                                         RECEIVABLE
                                      ---------------------   ADDITIONAL                -------------------------
                                      NUMBER OF                PAID-IN                  NUMBER OF
                                        SHARES     AMOUNT      CAPITAL       DEFICIT      SHARES       AMOUNT
                                      ----------  ---------  ------------  -----------  ----------  -------------
Balance--January 1, 1999............   7,370,464  $   7,370  $    587,152  $  (319,504)

Net loss for the three months ended
  March 31, 1999....................                                          (443,588)

Sale of common stock................   2,585,000      2,585     2,357,415                2,065,000  $  (2,065,000)
                                      ----------  ---------  ------------  -----------  ----------  -------------

TOTALS..............................   9,955,464  $   9,955  $  2,944,567  $  (763,092)  2,065,000  $  (2,065,000)
                                      ----------  ---------  ------------  -----------  ----------  -------------
                                      ----------  ---------  ------------  -----------  ----------  -------------

                   The attached notes are made a part hereof.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................................................................  $    (443,588)
  Adjustments to reconcile results of operations
  Net cash effect of operating activities:
    Depreciation...................................................................................          1,455
    Write off of deferred organization costs.......................................................         25,110
    Net change in asset and liability accounts:
      Accounts and other receivables...............................................................        (54,401)
      Accrued salaries.............................................................................         72,062
      Accounts payable and other accrued expenses..................................................        160,669
      Due to stockholders..........................................................................           (582)
                                                                                                     -------------
        NET CASH USED FOR OPERATING ACTIVITIES.....................................................       (239,275)
                                                                                                     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment............................................................................        (16,598)
  Deferred business acquisition costs..............................................................        (82,110)
                                                                                                     -------------
        NET CASH USED FOR INVESTING ACTIVITIES.....................................................        (98,708)
                                                                                                     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock--net proceeds received..................................................        495,000
                                                                                                     -------------
NET INCREASE IN CASH                                                                                       157,017

Cash--Beginning of Period..........................................................................        292,194
                                                                                                     -------------
CASH--END OF PERIOD                                                                                  $     449,211
                                                                                                     -------------
                                                                                                     -------------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Common shares subscribed for but not paid at March 31, 1999......................................  $   2,065,000
                                                                                                     -------------
                                                                                                     -------------
  Common stock issuances costs accrued but not paid at March 31, 1999..............................  $     200,000
                                                                                                     -------------
                                                                                                     -------------

                   The attached notes are made a part hereof.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT MARCH 31, 1999

NOTE 1--FORMATION OF THE COMPANY.

    Symposium Corporation was incorporated in Delaware on May 9, 1997 under the name of "Brack Industries Inc." and changed its name to "Symposium Telecom Corporation" in June 1998 and to "Symposium Corporation" in May 1999. The Company, through its wholly-owned subsidiary, Publishers Advantage, is engaged principally in telemarketing in the United States for magazine and periodical subscription renewals to persons whose subscriptions have recently expired. Publishers Advantage commenced operations in the three months ended December 31, 1998. The agreement between Publishers Advantage and PNAS, under which PNAS provided the telemarketing functions of Publishers Advantage's business has been terminated by Publishers Advantage effective as of June 30, 1999.

NOTE 2--BASIS OF PRESENTATION.

    The condensed consolidated financial statements presented herein include the accounts of Symposium Corporation and its subsidiary (collectively, "Symposium" or the "Company"). All material inter-company transactions and accounts have been eliminated in consolidation. The accounts have been prepared by the Company without audit. The foregoing statements contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present fairly the financial position of the Company as of March 31, 1999, the statement of operations and the statement of cash flows for the three months ended March 31, 1999 and the statement of stockholders' equity for the three months ended March 31, 1999.

    Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form 10-SB. Financial information for the three months ended March 31, 1998 have not been presented because the Company had no operations during such period.

NOTE 3--NEW ACCOUNTING PRONOUNCEMENT.

    The Company has adopted the provisions of Statement of Position No. 98-5 (SOP 98-5) of the Accounting Standards Division of the American Institute of Certified Public Accountants, which became effective on January 1, 1999. SOP 98-5 requires that the cost of start-up activities, which include organization costs, be written off as incurred and that any costs previously deferred be written off in the year of adoption of SOP 98-5 and reflected separately in the statement of operations. Accordingly, the Company has written-off the $25,110 unamortized balance of its organization costs at January 1, 1999.

NOTE 4--DEFERRED ACQUISITION COST.

    During the three months ended March 31, 1999, the Company incurred $82,110 of legal fees in connection with its pending acquisition of Hamilton Telecommunications Limited. These fees, which will be recorded as part of the cost of the acquisition, have been deferred and reflected as an asset at March 31, 1999.

Item 2.--Management's Discussion and Analysis or Plan of Operation

    The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements of Symposium and the notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-QSB.

    THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF SYMPOSIUM FOR THE THREE MONTHS ENDED MARCH 31, 1999. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

INTRODUCTION

    Symposium Corporation is engaged principally in telemarketing magazine and periodical subscriptions to potential new readers and also to persons whose subscriptions have recently expired. The Company commenced operations in the quarter ended December 31, 1998. The telemarketing business is conducted through its subsidiary, Publishers Advantage. Publishers Advantage had engaged Publishers National Associated Service ("PNAS") to perform on a "turnkey" basis the telemarketing for Publishers Advantage. Under the agreement, PNAS currently provides at its expense its facility, all telephones, telephone lines, telemarketers, bookkeeping and other administrative personnel and facilities management. Publishers Advantage compensates PNAS by paying the agreed upon hourly fee for each hour worked by each telemarketer. The Company has terminated its agreement with PNAS effective as of June 30, 1999. Following termination of its agreement with PNAS, the Company intends to continue the operations of Publishers Advantage utilizing its own employees and equipment to perform the telemarketing functions. The Company is currently looking to lease a facility for Publishers Advantage's operations.

    The Company intends to expand business operations through developing or acquiring niche market businesses in the telecommunications industry. In December 1998, the Company entered into an agreement to acquire all the outstanding shares of Hamilton Telecommunications Limited. ("Hamilton"), which is an international audiotext service operator. The international audiotext business allows customers to access a variety of types of information by making international direct dial telephone calls that are billed to their regular monthly telephone bills. In addition, in December 1998, the Company purchased an option to acquire all of the outstanding capital stock of Automated Communications Limited ("ACL"), a start up business which intends to engage primarily in the provision of international audiotext services to customers in the United States.

    The Company's acquisition of Hamilton is subject to several conditions including raising the financing of up to at least $5,750,000. The Company has begun discussions to raise the $5,750,000 as subordinated debt, however, the Company has no commitment from, and no arrangements or understanding with, any party with regard to providing such financing.

RESULTS OF OPERATIONS

    Symposium commenced generating revenues from telemarketing in December 1998. During the quarter ended March 31, 1999, the Company's revenues were derived primarily from Publishers Advantage's magazine subscription sales, which totaled $79,070, net of $17,647 of cancellations. Cost of sales for commissions to sales agents and to publishers for their portion of the subscription price totaled $19,032, yielding a gross profit of $60,038.

    During the quarter ended March 31, 1999, the Company incurred general and administrative expenses at the Publishers Advantage subsidiary, and also at the New York and London, England offices of the corporate parent, totaling $479,712. As a result, the Company recorded a net operating loss of $419,674 for the quarter ended March 31, 1999.

FINANCIAL CONDITION AND LIQUIDITY

    For the quarter ended March 31, 1999, the Company used net cash of $239,275 in operations. At March 31, 1999 accounts and other receivables were $64,598 (net of allowance for doubtful accounts). The current amount includes amounts owing for magazine subscriptions purchased by consumers during telemarketing sessions. Although the lengths of the magazine subscriptions can and often do run for more than one year, the entire amount due for the subscriptions are paid for by the consumer in twelve equal monthly installments. Accounts payable and other accrued expenses at March 31, 1999 totaled $432,294 primarily due to issuance costs associated with the private placement, legal fees and consulting fees.

    On March 31, 1999, the Company completed a private placement of 100 Units, each Unit consisting of (i) 25,000 shares of its common stock and (ii) 25,000 warrants, each warrant representing the right to purchase one share of common stock at an exercise price of $3.50 per share expiring on December 31, 2001. The price of each Unit was $25,000. Proceeds received from this offering during the quarter ended March 31, 1999 were $435,000 and shares subscribed for but not paid at March 31, 1999 totaled $2,065,000. The remaining $2,065,000 of proceeds from the offering was paid to the Company in the second quarter of 1999. Issuance costs accrued but not paid at March 31, 1999 totaled $200,000.

    The Company has entered into an agreement to acquire Hamilton Telecommunications Limited, an international audiotext service operator. Under the agreement, the Company will pay to Hamilton's shareholders cash in the amount of $5.75 million at the closing and up to an additional $3.0 million prior to the end of the year based on Hamilton's results of operations for the year ended June 30, 1999. The Company must raise the funds for at least the first of these payments in order to complete the acquisition. The Company has begun discussions to raise the necessary funds, however, the Company has no commitment from, and no understandings with, any party with regard to purchasing any of the securities offered in the private placement. No assurance can be given that the Company will be able to raise the funds on terms acceptable to the Company. If a significant part of these funds is raised through the sale of equity securities, it is likely that the investors as a group would acquire a significant equity interest in the Company. If the Company cannot raise these funds by June 14, 1999, the sellers will have the right to terminate the agreement without liability to the Company.

    To the extent the Company determines to pursue any additional acquisitions, the Company will need to raise further capital to fund any such acquisitions.

    At March 31, 1999, the Company had cash on hand of $449,211. The Company believes that this cash on hand will be sufficient to fund its cash requirements for its telemarketing business in 1999, including costs associated with starting up its own telemarketing facility.

YEAR 2000 ISSUES

    Many existing computer programs were designed and developed without considering the upcoming change in the century, which could lead to the failure of computer applications or create erroneous results by or at the Year 2000. The Year 2000 issue is a broad business issue, whose impact extends beyond traditional computer hardware and software to possible failure of automated systems and instrumentation. Based on its current assessment, the Company believes that the limited amount of software and automated systems and instrumentation that it owns is Year 2000 compliant. However, the Company relies on local telephone companies to be able to provide its telemarketing services. While the Company believes that these telephone companies have devoted substantial amounts of time and money to ensure that their equipment is Year 2000 compliant, if they are unable to identify Year 2000 issues and are unable to resolve such issues in a timely manner, it could result in a material financial risk to the Company. Also, there can be no guarantee that other third parties of business importance to the Company, will successfully reprogram or replace, and test, all of their own computer hardware, software and process control systems to ensure such systems are Year 2000 compliant.

CAUTIONARY STATEMENTS AND RISK FACTORS

    TERMINATION OF THE AGREEMENT WITH PNAS FOR TELEMARKETING SERVICES

    Publishers Advantage's telemarketing operations are currently performed on a "turnkey" basis by PNAS. Publishers Advantage's engagement of PNAS will terminate on June 30, 1999, and following such termination, Publishers Advantage will perform the telemarketing functions on its own utilizing its own personnel and equipment and will lease its own facility to house these operations. Although the Company believes that it has the know-how to perform the telemarketing business on its own, there can be no assurance that Publishers Advantage will be able to do so successfully.

    NEED TO OBTAIN LISTS OF EXPIRES

    The success of the Company's telemarketing business is subject to a number of risks and uncertainties, including the ability to obtain lists of expires directly from publishers. To date, the Company has received lists of expires from only two publishers for five magazines ("Boating," "Car and Driver," "Flying," "Popular Photography" and "US News and World Report"). The Company has been able to obtain these lists primarily through its contacts with the management of these publishers and the willingness of publishers to try new subscription renewal agencies in order to improve their conversion rate of expires to subscription renewals. The Company has no agreement with any publisher that requires the publisher to supply these lists to the Company. The ability of the Company to obtain these lists will depend in substantial part on its success rate in generating renewals from expires. There can be no assurance that the Company will have an acceptable success rate or will continue to receiving these lists from any publisher.

    LIMITED OPERATING HISTORY

    The Company commenced telemarketing operations in the fourth quarter of 1998. Therefore, the Company has a limited relevant operating history upon which to evaluate the likelihood of its success. Factors such as the risks, expenses and difficulties frequently encountered in the operation and expansion of a relatively new business and the development and marketing of new products must be considered in evaluating the likelihood of the Company's success.

    INFLUENCE BY MANAGEMENT

    At March 31, 1999, the Company's officers and directors beneficially owned, in the aggregate, approximately 17.0% of the outstanding common stock of the Company. These persons will continue to exert influence over the outcome of all matters submitted to a vote of the holders of common stock, including the election of directors, amendments to the Company's Certificate of Incorporation and approval of significant corporate transactions. This consolidation of voting power could also have the effect of delaying, deterring or preventing a change in control of the Company that might be beneficial to other stockholders.

    YEAR 2000 ISSUES

    Many existing computer programs were designed and developed without considering the upcoming change in the century, which could lead to the failure of computer applications or create erroneous results by or at the Year 2000. The Year 2000 issue is a broad business issue, whose impact extends beyond traditional computer hardware and software to possible failure of automated systems and instrumentation. Based on its current assessment, the Company believes that the limited amount of software and automated systems and instrumentation that it owns is Year 2000 compliant. However, the Company relies on local telephone companies to be able to provide its telemarketing services. While the Company believes that these telephone companies have devoted substantial amounts of time and money to ensure that their equipment is Year 2000 compliant, if they are unable to identify Year 2000 issues and are unable to resolve such issues in a timely manner, it could result in a material financial risk to the Company. Also, there can be no guarantee that other third parties of business importance to the Company, will successfully reprogram or replace, and test, all of their own computer hardware, software and process control systems to ensure such systems are Year 2000 compliant.

ACQUISITIONS OF HAMILTON AND ACL

    A significant part of the Company's growth strategy is to acquire niche market businesses in the telecommunications industry. In furtherance of this strategy, the Company has entered into the following agreements: (i) an agreement to purchase all of the outstanding capital stock of Hamilton and (ii) an option agreement to acquire all of the outstanding capital stock of ACL. The Company's ability to complete these acquisitions is subject to several conditions, including having the funds to pay the cash portion of the purchase price ($5.75 million for Hamilton). The Company must raise these funds to complete the Hamilton acquisition, and will probably be required to raise at least a significant portion of the funds needed to complete the ACL acquisition. To raise these funds, the Company has commenced a private placement, however, the Company has no commitment from, and no understandings with, any party with regard to purchasing any of the securities offered in the private placement. If a significant part of such funds are obtained through sales of equity securities, it is likely that the investors as a group would acquire a significant equity interest in the Company. The Company has until June 14, 1999 to complete the acquisition of Hamilton or the sellers may terminate the transaction. In addition, ACL is a start-up operation, and there is no certainty the Company will determine it to be advantageous to exercise its option. No assurance can be given that the Company will complete the acquisition of either Hamilton or ACL.

    SUBSTANTIAL GOODWILL FOR FINANCIAL REPORTING PURPOSES. The Company expects to account for the acquisitions using the purchase method of accounting. Accordingly, either acquisition will result in the Company recording a significant amount of goodwill (substantially all the purchase price) for financial reporting purposes. It is anticipated that the goodwill recorded in connection with the Hamilton acquisition will exceed $10 million. The goodwill will be amortized to reduce income over its expected life. Because of the uncertainty of the purchase price for ACL, it is not possible to estimate the amount of goodwill that would result from that acquisition.

    RAPID GROWTH. The acquisitions of Hamilton and/or ACL would result in rapid and substantial growth in revenues and geographic scope of operations. This could place a significant strain on management and on the Company's financial resources. The failure to recruit additional staff and key personnel, to have sufficient financial resources, to maintain or upgrade these financial reporting systems, or to respond effectively to difficulties encountered during expansion could have a material adverse effect on the Company's business, operating results and financial condition.

    POTENTIAL DIFFICULTIES IN EXPANDING INTERNATIONAL AUDIOTEXT BUSINESS. The ability of Hamilton to expand its international audiotext business will depend on a number of factors. Hamilton would need to identify originating network operators in countries which have settlement rates with Hamilton's terminating network operators which are high enough to make the business profitable. With respect to the SierraTel platform, Hamilton will be required to negotiate an acceptable arrangement with an originating network operator in each new country (and in most countries there is only one potential originating network operator). This is a time consuming process, in some cases extending over a year. In addition, the ability to negotiate an acceptable arrangement at all is subject to many factors beyond the control of Hamilton, including political factors in the country and pre-existing arrangements the originating network operator may have. There can be no assurance that Hamilton will succeed in engaging originating network operators in new countries.

    RELIANCE UPON KEY PERSONNEL. To date, the business of Hamilton has depended on Robert Green and Marilyn Shein. They will enter into two-year consulting contracts with Hamilton at the closing of the acquisition, and there is no assurance they will remain longer with Hamilton. The long-term success of the Company in the international audiotext business will depend in part on the ability of the Company to successfully implement a succession strategy to reduce dependence on these individuals.

    SUBSTANTIAL RELIANCE UPON ONE INFORMATION PROVIDER. One information provider accounted for approximately 25% of Hamilton's total revenues in its year ended June 30, 1998. Hamilton does not have a long-term agreement with this provider. The termination of Hamilton's relationship with this information provider would have a material adverse effect on Hamilton's results of operations.

    GOVERNMENT REGULATION. The international telephone industry is subject to the stringent government regulation in each originating country that phone calls are terminated from. While the Company is unaware of any regulation in the countries in which Hamilton does business which precludes the international audiotext business in that country, regulation could be adopted which could materially adversely affect the Hamilton's business, including regulation which limits rates charged to consumers and/ or the content provided to consumers.

    YEAR 2000 ISSUES. Many existing computer programs were designed and developed without considering the upcoming change in the century, which could lead to the failure of computer applications or create erroneous results by or at the Year 2000. The Year 2000 issue is a broad business issue, whose impact extends beyond traditional computer hardware and software to possible failure of automated systems and instrumentation. Based on Hamilton's current assessment, the costs of addressing potential problems are not currently expected to have a material adverse impact on its financial position, results of operations or cash flows in future periods. However, Hamilton relies on local and international telephone companies to be able to provide its audiotext services. While Hamilton believes that these telephone companies have devoted substantial amounts of time and money to ensure that their equipment is Year 2000 compliant, if they are unable to identify Year 2000 issues and are unable to resolve such issues in a timely manner, it could result in a material financial risk to Hamilton. Also, there can be no guarantee that other third parties of business importance to the Hamilton will successfully reprogram or replace, and test, all of their own computer hardware, software and process control systems to ensure such systems are Year 2000 compliant.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

    From March 24, 1999 to March 31, 1999, the Company issued an aggregate of 100 Units, each Unit consisting of (i) 25,000 shares of its common stock and
(ii) 25,000 warrants, each warrant representing the right to purchase one share of common stock at an exercise price of $3.50 per share expiring on December 31, 2001. The price of each Unit was $25,000 and they were sold to Lancer Partners, Lancer Offshore, Michael Graham Mander, Paine Webber Cust FBO William S. Osborne III, Joseph Giamanco, Joseph C. Rosell, Bergmont Ltd, Maceland Ltd., Richard Stierwalt and Lowell Kraff. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, based on: (1) the fact that all of the investors were accredited investors and represented that they were acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

    On March 18, 1999, Symposium issued warrants to purchase 3,500 shares of common stock for $1.00 per share expiring on December 31, 2002 to Growise Investment, Ltd. as a finder's fee for introducing the Company to Felcom Corporation which had previously invested in the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, based on: (1) the fact that Growise Investment, Ltd. was an accredited investor and represented that it was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

    On March 18, 1999, Symposium issued to Growise Investment, Ltd warrants to purchase 5,000 shares of common stock for $1.00 per share expiring on December 31, 2002 for consulting services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, based on: (1) the fact that Growise Investment, Ltd. was an accredited investor and represented that it was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

    On March 18, 1999, Symposium issued to Cresta Limited warrants to purchase 10,000 shares of common stock for $1.00 per share expiring December 31, 2002 for financial advisory services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. based on: (1) the fact that Cresta Limited. was an accredited investor and represented that it was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

Item 3. Defaults in Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        27.1 Financial Data Schedule

    (b) Reports on Form 8-K

        None

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.

                                SYMPOSIUM CORPORATION

Date: June 9, 1999              By:          /s/ RUPERT GALLIERS-PRATT
                                     -----------------------------------------
                                               Rupert Galliers-Pratt
                                      CO-CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Date: June 9, 1999              By:              /s/ RONALD ALTBACH
                                     -----------------------------------------
                                                   Ronald Altbach
                                      CO-CHAIRMAN AND CHIEF OPERATING OFFICER