Form 10QSB
period 1999-06-03
SYMPOSIUM TELECOM CORP
filed 1999-08-16
CIK 1069201

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                   FORM 10-QSB
(MARK ONE)


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

      [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-25435

                                   -----------

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


                                   -----------

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Number of shares of issuer's common stock outstanding as of July 31, 1999: 12,850,464
               ----------

        Transitional Small Business Disclosure Format Yes [  ] No [X]

                                TABLE OF CONTENTS
                               FORM 10-QSB REPORT
                                  JUNE 30, 1999

PART I-FINANCIAL INFORMATION



                                                                                              PAGE

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
   Condensed Consolidated Balance Sheets-December 31, 1998 & June 30, 1999.................    3
   Condensed Consolidated Statement of Operations
        Six Months Ended June 30, 1999.....................................................    4
   Condensed Consolidated Statement of Stockholders' Equity
        Six Months Ended June 30, 1999.....................................................    5
   Condensed Consolidated Statement of Cash Flows
        Six Months Ended June 30, 1999.....................................................    6
   Notes to Condensed Consolidated Financial Statements....................................    7
Item 2. Management's Discussion and Analysis or Plan of Operation..........................    9



PART II-OTHER INFORMATION





Item 1. Legal Proceedings..................................................................   11
Item 2. Changes in Securities and Use of Proceeds..........................................   11
Item 3. Defaults in Senior Securities......................................................   12
Item 4. Submission of Matters to Vote of Security Holders..................................   12
Item 5. Other Information..................................................................   13
Item 6. Exhibits and Reports on Form 8-K...................................................   13

    (a) Exhibits...........................................................................   13
    (b) Reports on Form 8-K................................................................   13

Signatures.................................................................................   14


PART I-FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                        June 30, 1999      December 31, 1998
                                                                      ------------------   ------------------
                                                                         (unaudited)
ASSETS
Current assets:                                                       $    1,307,590       $      292,194
   Accounts and other receivables (net of allowance for doubtful
     accounts of $36,538 in 1999 and $2,994 in 1998).............             51,746               10,197
   Prepaid insurance.............................................             41,103                 --
                                                                      ------------------   ------------------
        Total current assets.....................................          1,400,439              302,391

Equipment (at cost, less accumulated depreciation)...............             31,154               22,304
Organization costs...............................................                --                25,110
Deferred business acquisitions and financing costs...............            774,706                 --
                                                                      ------------------   ------------------
          TOTAL....................................................     $    2,206,299       $      349,805
                                                                      ==================   ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other accrued expenses...................     $      126,114       $       71,625
   Due to stockholders...........................................              2,580                3,162
                                                                      ------------------   ------------------
        Total current liabilities................................            128,694               74,787
                                                                      ------------------   ------------------

Stockholders' equity:
   Preferred stock--par value, $.001 per share, authorized 10,000,000 shares;
   -0- shares issued and outstanding.............................                --                   --
   Common stock--par value $.001 per share, authorized 25,000,000 shares; issued and outstanding 12,850,464 shares in 1999 and
     7,370,464 shares in 1998....................................             12,850                7,370
   Additional paid-in capital....................................          6,072,722              587,152
   Less note receivable for 2,5000,000 shares of common stock....         (2,500,000)                 --
   (Deficit).....................................................         (1,507,967)            (319,504)
                                                                      ------------------   ------------------

        STOCKHOLDERS' EQUITY.....................................          2,077,605              275,018
                                                                      ------------------   ------------------

              TOTAL..............................................     $    2,206,299       $      349,805
                                                                      ==================   ==================

                   The attached notes are made a part hereof.

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (unaudited)

                                                                        Three Months          Six Months
                                                                            Ended                Ended
                                                                        June 30, 1999        June 30, 1999
                                                                      ------------------   ------------------

Sales.............................................................    $          72,145    $         168,863

Cost of sales.....................................................               28,780               47,812
                                                                      ------------------   ------------------
Gross profit......................................................               43,365              121,051

Selling and administrative expenses...............................              821,436            1,318,795
                                                                      ------------------   ------------------
Operating (loss)..................................................             (778,071)          (1,197,744)

Interest and dividend income......................................               33,194               34,391
                                                                      ------------------   ------------------
(Loss) before cumulative effect of change in accounting principle.             (744,877)          (1,163,353)

Write off of deferred organization costs at January 1, 1999.......                                   (25,110)
                                                                      ------------------   ==================
Net (loss)                                                            $       (744,877)   $      (1,188,463)
                                                                      ==================   ==================

Net (loss) per basic and diluted share of common stock:
   Before cumulative effect of change in accounting principle.....    $           (0.07)   $           (0.13)
   Cumulative effect of change in accounting principle............                --                   --
                                                                      ------------------   ------------------

       Net (loss) per share.......................................    $           (0.07)   $           (0.13)
                                                                      ------------------   ------------------

Weighted average common shares outstanding basic and fully diluted           10,646,035            9,064,121
                                                                      ==================   ==================

                   The attached notes are made a part hereof.

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (unaudited)

                                   Common Stock                           Note Receivable
                              ------------------------                 -----------------------
                                                         Additional
                              Number of                  Paid-In       Number of
                               Shares        Amount       Capital       Shares       Amount        Deficit
                              ----------    ----------   ----------    ----------   ----------    ----------

Balance-January 1, 1999.....  7,370,464     $   7,370    $ 587,152                               $ (319,504)
Net (loss) for the six
   months ended June 30,
   1999.....................                                                                     (1,188,463)

Sales of common stock.......  5,085,000         5,085    4,854,915     2,500,000    $(2,500,000)
Stock warrants issued
   for services pending
   business acquisitions
   and financing............                               236,050
Common stock issued for
   services pending
   business acquisitions
   and financing............    395,000           395      394,605
                              ----------    ----------   ----------    ----------   ----------    ----------

TOTALS                       12,850,464     $  12,850   $6,072,722     2,500,000    $(2,500,000) $ (1,507,96)
                              ==========    ==========   ==========    ==========   ==========    ==========

                   The attached notes are made a part hereof.

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (unaudited)


                                                                                              Six Months
                                                                                                Ended
                                                                                            June 30, 1999
                                                                                           -----------------

NET INCREASE (DECREASE) IN CASH
Cash flows from operating activities
  Net (loss)...........................................................................    $     (1,188,463)

  Adjustments to reconcile results of operations to
  net cash effect of operating activities:
      Value of 200,000 shares of common stock issued for services......................             200,000
      Value of warrants to purchase 10,000 shares of common stock issued for services..              26,900
      Bad debt expense.................................................................              69,313
      Depreciation.....................................................................               6,327
      Loss on sale of equipment........................................................              16,740
      Write off of deferred organization costs.........................................              25,110
      Net change in asset and liability accounts:
         Accounts and other receivables................................................            (110,862)
         Prepaid insurance.............................................................             (41,103)
         Accounts payable and other accrued expenses...................................              54,489
         Due to stockholders...........................................................                (582)
                                                                                           -----------------
           Net cash used for operating activities......................................            (942,131)
                                                                                           -----------------

Cash flows from investing activities:
  Purchase of equipment................................................................             (35,417)
  Proceeds from sale of equipment......................................................               3,500
  Deferred business acquisition costs..................................................            (370,556)
                                                                                           -----------------
           Net cash used for investing activities......................................            (402,473)
                                                                                           -----------------

Cash flows from financing activities:
  Net proceeds from sale of common stock...............................................           2,360,000
                                                                                           -----------------

NET INCREASE IN CASH                                                                              1,015,396

Cash-January 1, 1999...................................................................             292,194
                                                                                           -----------------
Cash-June 30, 1999.....................................................................    $      1,307,590
                                                                                           =================

Supplemental disclosure of noncash activities:
   Common shares issued for note receivable............................................    $      2,500,000
                                                                                           =================

Value of 195,000 shares of common stock issued as payment for pending business
acquisitions and financing costs.......................................................    $        195,000
                                                                                           =================

Value of warrants to purchase 815,000 shares of common stock issued as payment for
pending business acquisitions and financing costs......................................    $        209,150
                                                                                           =================

                   The attached notes are made a part hereof.

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS AT JUNE 30, 1999

1. The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at December 31, 1998, included in Form 10-SB filed with the Securities and Exchange Commission.

2. The financial information reflects all normal recurring adjustments which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim period. The results for the interim period are not necessarily indicative of the results to be expected for the year.

3. The Company has adopted the provisions of Statement of Position No. 98-5(SOP 98-5) of the Accounting Standards Division of the American Institute of Certified Public Accountants, which became effective on January 1, 1999. SOP 98-5 requires that the cost of start-up activities, which include organization costs, be written off as incurred and that any costs previously deferred be written off in the year of adoption of SOP 98-5 and reflected separately in the statement of operations. Accordingly, the Company has written-off the $25,110 unamortized balance of its organization costs at January 1, 1999.

4. In June 1999, the Company entered into a Stock Purchase Agreement to acquire for $5,000,000 50.1% of the common stock of AmeriNet, Inc. ("AmeriNet"). AmeriNet offers a complete direct electronic debit service both to merchants selling goods over the Internet as a method of payment by the customer and as a service for business-to-business transactions. In connection with the agreement, the Company has made a $250,000 loan to AmeriNet, which bears interest at 8%. The loan plus accrued interest will be used to reduce the cash payment made upon the acquisition of the AmeriNet stock and has been included in deferred acquisition and financing costs at June 30, 1999. The agreement provides for an additional loan of $750,000 which would further reduce the cash payment made at closing. The agreement, which may be terminated by either party, is contingent upon the Company's ability to obtain financing. There can be no assurance that the acquisition will occur.

5. In June 1999, the Company entered into an option agreement to acquire the assets and assume certain liabilities of Direct Sales International, L.P. ("DSI") and its subsidiaries. DSI is a subscription sales agent provider for consumer magazines in the United States. The purchase price is $22.9 million plus an amount equal to DSI's outstanding balance at the closing under its loan facility divided by .555. The Company may exercise the option at any time on or before November 30, 1999. The Company's ability to exercise the option will depend in part on its ability to obtain sufficient financing.

        In connection with the option agreement, the Company entered into a Stock Purchase Agreement with Richard Prochnow, the sole shareholder of DSI's general partner. Pursuant to the agreement, the Company issued to Mr. Prochnow 2,500,000 shares of its common stock at $1.00 per share. Mr. Prochnow paid for the shares with a promissory note which bears interest at 7.75% and is payable at the earlier of December 31, 2000 or the closing date of the Company's purchase of the DSI assets if the Company elects to exercise its option. The note is secured by the issued shares and by a 25% limited partnership interest in DSI.

        The Stock Purchase Agreement provides that if the Company does not acquire all or substantially all of the assets or equity interests of DSI on or before November 30, 1999, Mr. Prochnow may elect to rescind his purchase by giving the Company notice on or before December 10, 1999. If this occurs, Mr. Prochnow would return the shares to the Company and the Company would cancel Mr. Prochnow's promissory note. If Mr. Prochnow does not choose to rescind his purchase of the shares, the Company would have the right to purchase a 25% limited partnership interest in DSI from Mr. Prochnow in consideration of the Company's return to Mr. Prochnow of his promissory note. If Mr. Prochnow does not elect to rescind his purchase of the shares, the Company would have the right to repurchase all or any portion of such shares

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS AT JUNE 30, 1999


        for a purchase price of $1.20 per share. The Company may exercise this right at any time from December 10, 1999 until June 2, 2000. The Company may pay the purchase price with a 25% limited partnership interest in DSI (if the Company owns such interest), or with cash, cancellation of Mr. Prochnow's promissory note or any combination of cash or note cancellation that equals the aggregate purchase price.

        If the Company acquires the DSI assets by exercising the option, the Company will grant Mr. Prochnow registration rights acceptable to Mr. Prochnow and the Company with respect to the Prochnow shares.

6. In December 1998, the Company entered into an agreement to acquire Hamilton Telecommunications Limited ("Hamilton"), an international audiotext service operator. Under the agreement, the Company will pay to Hamilton's shareholders cash in the amount of $5.75 million at closing and up to an additional $3.0 million prior to the end of the year based on Hamilton's results of operations for the year ended June 30, 1999.

7. In July 1999, the Company discontinued the operations of its Publishers Advantage Corp. ("PAC") subsidiary. The operations of PAC have been included in the consolidated statement of operations for the three and six months ended June 30, 1999 and are summarized as follows:

                                 Three Months                      Six Months
                                     Ended                            Ended
                                 JUNE 30, 1999                    JUNE 30, 1999
                                 -------------                    -------------
  Sales                           $  72,145                        $ 168,863

  Net loss                        $(105,011)                       $(136,511)



        Operations similar to those conducted by PAC are expected to be conducted by the Company in the future at a new location.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements of Symposium and the notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-QSB.

        This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Symposium for the six months ended June 30, 1999. Except for historical information, the matters discussed in this Management's Discussion and Analysis or Plan of Operation are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward looking statements.

INTRODUCTION

        The Company's principal business strategy is to identify, acquire and consolidate companies in niche markets and direct marketing financial services. Symposium targets companies in fragmented industries which management believes have the following characteristics: (i) require low capital expenditures; (ii) have prominent positions in niche markets; and (iii) have potential for high growth rate and high rate of return on investment. In furtherance of this strategy, Symposium has entered into the following agreements:

    (a) In December 1998, the Company entered into an agreement to acquire all the outstanding shares of Hamilton Telecommunications Limited ("Hamilton"), which is an international audiotext service operator. The international audiotext business allows customers to access a variety of types of information by making international direct dial telephone calls that are billed to their regular monthly telephone bills.

    (b) In December 1998, the Company purchased an option to acquire all of the outstanding capital stock of Automated Communications Limited ("ACL"), a start up business which intends to engage primarily in the provision of international audiotext services to customers in the United States.

    (c) In June 1999, the Company purchased an option to acquire on or prior to November 30, 1999 all of the assets of Direct Sales International L.P. ("DSI"), an Atlanta, Georgia based subscription sales agent provider for consumer magazines in the United States; and

    (d) In June 1999, the Company entered into an agreement to acquire shares representing 50.1% of the outstanding capital stock of AmeriNet, Inc. ("AmeriNet"), a company which offers a complete direct electronic debit service both to merchants selling goods over the Internet as a method of payment by the customer and as a service for business to business transactions.

        The Company is still in the process of due diligence with respect to the potential acquisition of DSI and AmeriNet. Further, the Company does not have the funds to exercise these options or complete the acquisition of any of these companies. The Company has begun discussions to raise the necessary funds. However, the Company has no commitment from, and no understandings with, any party with regard to purchasing any of the securities offered in the private placement. No assurance can be given that the Company will be able to raise the funds on terms acceptable to the Company. If a significant part of these funds is raised through the sale of equity securities, it is likely that the investors as a group would acquire a significant equity interest in the Company.

        In August 1999 the Company and the shareholders of Hamilton agreed to extend the date after which either could terminate the purchase agreement (if the closing had not occurred) from August 14, 1999 to September 30, 1999.

        From December 1998 through June 30, 1999, the Company engaged principally in telemarketing magazine and periodical subscriptions through its subsidiary Publishers Advantage Corporation. The Company discontinued these operations as of June 30, 1999 because: (i) the Company did not want to divert management resources from completing its pending acquisitions; (ii) the Company terminated its relationship with its provider of "turnkey" telemarketing services, and did not want to incur the start-up costs of its own telemarketing operations, particularly in light of the fact that those operations could be conducted through DSI if the Company exercised its option to acquire DSI; and
(iii) Publishers Advantage was generating less revenues than anticipated.

RESULTS OF OPERATIONS

        During the six months ended June 30, 1999 the Company generated revenues solely from telemarketing through its Publishers Advantage subsidiary. These revenues were $20,479, net of $51,666 of cancellations in the quarter ended June 30, 1999 and $99,550, net of $69,313 of cancellations for the six months ended June 30, 1999. Cost of sales, including commissions to sales agents and to publishers for their portion of the subscription price, were $28,780 and $47,812, yielding a gross profit of $43,365 and $121,051 for the three and six months ended June 30, 1999, respectively.

        During the quarter ended June 30, 1999 and the six months ended June 30, 1999, the Company incurred general and administrative expenses at the Publishers Advantage subsidiary, and also at the New York and London, England offices of the corporate parent, totaling $821,436 and $1,318,795, respectively. The general and administrative expenses during the quarter ended June 30, 1999 included, among others, consulting and payroll expenses of $478,719 and legal and accounting expenses of $68,415. The general and administrative expenses during the six months ended June 30, 1999 included, among others, consulting and payroll expenses of $697,724 and legal and accounting expenses of $195,558. As a result, the Company recorded net operating losses of $744,877 and $1,188,463 for the quarter ended June 30, 1999 and the six months ended June 30, 1999, respectively.

FINANCIAL CONDITION AND LIQUIDITY

        For the six months ended June 30, 1999, the Company used net cash of $942,131 in operations. At June 30, 1999 accounts and other receivables were $51,746 (net of allowance for doubtful accounts). Although the lengths of the magazine subscriptions can and often do run for more than one year, the entire amount due for the subscriptions are paid for by the consumer in twelve equal monthly installments. Accounts payable and other accrued expenses at June 30, 1999 totaled $126,114 primarily due to legal fees incurred in connection with the Hamilton, DSI and AmeriNet transactions. At June 30, 1999 the Company recorded as an asset deferred business acquisition and financing costs, including, among others, legal and consulting services, of $774,706 in connection with the Hamilton, DSI and AmeriNet transactions.

        In June 1999 the Company issued and sold 2,500,000 shares of Common Stock for a secured promissory note in the amount of $2,500,000. See Note 5 of Notes to Condensed Consolidated Financial Statements included in this Form 10-QSB.

        At June 30, 1999, the Company had cash on hand of $1,307,590. The Company believes that this cash on hand will be sufficient to fund its operating expense for the remainder of 1999. However, the Company does not have the funds to complete any of the potential acquisitions described above.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On March 31, 1999, Symposium issued warrants to purchase 10,000 shares of common stock for $1.00 per share expiring on March 3, 2002 to Tom Mosey for telemarketing services. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") as a transaction not involving any public offering, based on:
(1) the fact that Tom Mosey was an accredited investor and represented that he was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On June 1, 1999, Symposium issued to M.H. Meyerson & Co., Inc., as consideration for investment banking services to be provided, warrants to purchase 125,000 shares of common stock for $4.00 per share and warrants to purchase 125,000 shares for $8.00 per share. Of these warrants, 62,500 were immediately vested and the balance vest at various times from December 1999 to June 2001, subject to continued retention of M. H. Meyerson & Co., Inc. These warrants expire on June 30, 1999. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, based on: (1) the fact that M.H. Meyerson & Co., Inc. represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On June 9, 1999, Symposium issued warrants to purchase 500,000 shares of common stock for $1.00 per share expiring on June 30, 2002 to Wilshire Boulevard Partners LLC in connection with the introduction to the Company of DSI and AmeriNet. Of these warrants, 100,000 warrants vest only if the Company acquires a majority interest in AmeriNet and 400,000 warrants vest only if the Company acquires DSI. The issuance and sale of these securities was made in reliance on
Section 4(2) of the Securities Act as a transaction not involving any public offering, based on: (1) the fact that Wilshire Boulevard Partners LLC represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On June 9, 1999, Symposium issued warrants to purchase 10,000 shares of common stock for $1.00 per share expiring on March 31, 2002 to Charles Spencer-Churchill as a finder's fee for introducing the Company to T. Hoare & Co. The issuance and sale of these securities was made without registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering based on: (1) the fact that Charles Spencer-Churchill represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On June 9, 1999, Symposium issued warrants to purchase 10,000 shares of common stock for $3.50 per share expiring on June 30, 2002 to Orbit Capital Corporation as rent for the Company's principal offices in New York for an 18-month period. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, based on: (1) the fact that Orbit Capital Corporation represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On June 9, 1999, Symposium issued warrants to purchase 40,000 shares of common stock for $3.50 per share expiring on June 21, 2004 to The Equity Group in connection with the retention of The Equity Group as a consultant to provide financial public relations and investor relations services to the Company. Of these warrants, 10,000 were immediately vested and the balance vest at various times from December 1999 through June 2000, subject to continued retention of The Equity Group. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, based on: (1) the fact that The Equity Group was an accredited investor and represented that it was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On June 9, 1999, Symposium issued warrants to purchase 5,000 shares of common stock for $3.50 per share expiring on June 30, 2002 to Coffin Communications in consideration for financial public relations services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, based on: (1) the fact that Coffin Communications represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On June 9, 1999, Symposium issued to Hermitage Capital Corporation 35,000 shares of common stock for investment banking services rendered to the Company. The issuance and sale of these securities was made in reliance on
Section 4(2) of the Securities Act as a transaction not involving any public offering, based on: (1) the fact that Hermitage Capital Corporation represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On June 9, 1999, Symposium issued to Nordic Property and Investments Limited 120,000 shares of common stock for financial public relations services and investment relations activities rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, based on: (1) the fact that Nordic Property represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On June 9, 1999, Symposium issued to LSG Limited 30,000 shares of common stock for consulting services rendered to the Company and the introduction to the Company of various potential financing sources in Europe. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, based on: (1) the fact that LSG Limited represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On June 9, 1999, Symposium issued to Dieter Wicki 10,000 shares of common stock for introduction to the Company of various potential financing sources in Europe. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, based on: (1) the fact that Dieter Wicki represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On June 9, 1999, Symposium issued to Richard Prochnow 2,500,000 shares of common stock for $1.00 per share, paid for by a promissory note in the principal amount of $2,500,000 bearing interest at an annual rate of 7.75% and due and payable on the earlier of December 31, 2000 or the closing date of the Company's purchase of the assets of DSI if the Company decides to exercise its option to purchase such assets. If Symposium does not acquire all or substantially all of the assets or equity interests of DSI on or before November 30, 1999, Mr. Prochnow may elect to rescind his purchase of the shares by giving notice to the Company on or before December 10, 1999. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering based on: (1) the fact that Richard Prochnow represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Shareholders holding 5,999,000 shares of Common Stock, representing 59% of the issued and outstanding Common Stock, approved the following actions by written consent in April 1999:

        (a) An amendment to the Certificate of Incorporation changing the name of the corporation from "Symposium Telecom Corporation" to "Symposium Corporation"; and

        (b)    The 1998 Stock Option Plan.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

        2.1 Stock Purchase Agreement dated June 2, 1999 by and among Symposium Corporation, AmeriNet,
               Inc., Richard Prochnow and David Kerlin.
        2.2 Option Agreement dated June 9, 1999 by and among Symposium Corporation, Direct Sales International L.P., and Richard Prochnow.
        3.1    Amended and Restated Bylaws of Symposium Corporation.
        10.1   Employment Agreement dated as of January 1, 1999 with Ronald
               Altbach.
        10.2 Consulting Agreement dated as of January 1, 1999 with Executive Management Services.
        27.1   Financial Data Schedule.

        (b)    Reports on Form 8-K

               1. Form 8-K filed on June 28, 1999 announcing (1) the purchase of an option to acquire all the assets of Direct Sales International, L.P., and (2) the entering into an agreement to acquire 50.1% of the outstanding common stock of AmeriNet, Inc.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.

                              SYMPOSIUM CORPORATION

Date: August __, 1999          By:  /s/ RUPERT GALLIERS-PRATT
                                    -----------------------------
                                    Rupert Galliers-Pratt
                                    CO-CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Date: August __, 1999          By: /s/ RONALD ALTBACH
                                    -----------------------------
                                    Ronald Altbach
                                    CO-CHAIRMAN AND CHIEF OPERATING OFFICER