Form 10QSB
period 1999-09-30
SYMPOSIUM CORP /NEW/
filed 1999-11-15
CIK 1069201

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------
                                   FORM 10-QSB

(MARK ONE)

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______
                         COMMISSION FILE NUMBER 0-25435
                                   -----------
                              SYMPOSIUM CORPORATION
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                    13-4042921
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

              410 PARK AVENUE, SUITE 830, NEW YORK, NEW YORK 10022
                    (Address of Principal Executive Offices)

                                 (212) 754-9901
                (Issuer's Telephone Number, Including Area Code)

                                   -----------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)  No ( )?

     Number of shares outstanding of each of the issuer's classes of common equity as of November 9, 1999: 13,148,964 shares of common stock.

     Transitional Small Business Disclosure Format Yes ( ) No (X)

                                TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION                                               PAGE

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)........1
         Condensed Consolidated Balance Sheet-September 30, 1999...............1
         Condensed Consolidated Statement of Operations
           Three and  Nine Months Ended September 30, 1999.....................2
         Condensed Consolidated Statement of Stockholders' Equity
           Nine Months Ended September 30, 1999................................3
         Condensed Consolidated Statement of Cash Flows
           Nine Months Ended September 30, 1999................................4
         Notes to Condensed Consolidated Financial Statements..................5
Item 2. Management's Discussion and Analysis or Plan of Operation

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.....................................................10
Item 2. Changes in Securities and Use of Proceeds.............................10
Item 3. Defaults Upon Senior Securities.......................................10
Item 4. Submission of Matters to a Vote of Security Holders...................10
Item 5. Other Information.....................................................10
Item 6. Exhibits and Reports on Form 8-K......................................11

        (a) Exhibits..........................................................11
        (b) Reports on Form 8-K...............................................11

Signatures....................................................................12

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SYMPOSIUM CORPORATION AND SUBSIDIARY
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                             September 30, 1999
                                                                                             ------------------
ASSETS                                                                                          (unaudited)
Current assets:
             Cash and cash equivalents........................................................$   318,686
             Prepaid insurance................................................................     30,827
                                                                                              ------------
                       Total current assets...................................................    349,513
                                                                                              ------------

             Equipment (at cost, less accumulated depreciation)...............................     36,180
             Deferred acquisition and financing costs.........................................  1,331,744
                                                                                              ------------

             Total  assets....................................................................$ 1,717,437
                                                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
             Accounts payable and other accrued expenses......................................$   329,220
             Due to stockholders..............................................................      2,580
             Net current liability in discontinued operations.................................      3,109
                                                                                              ------------
                       Total current liabilities..............................................    334,909
                                                                                              ------------

Stockholders' Equity
             Preferred stock, par value $.001 per share, authorized 10,000,000 shares;
                no shares issued and outstanding..............................................          -
             Common stock, par value $.001 per share, authorized 25,000,000 shares;
             12,998,964 shares issued and outstanding at September 30, 1999...................     12,999
             Additional paid-in capital.......................................................  9,435,553
             Less: note receivable for 2,500,000 shares of common stock....................... (2,500,000)
             Accumulated deficit.............................................................. (5,566,024)
                                                                                              ------------

                       Total stockholders' equity.............................................  1,382,528
                                                                                              ------------
Commitments and contingencies

             Total liabilities and stockholders' equity.......................................$ 1,717,437
                                                                                              ============



        See accompanying Notes to Condensed Consolidated Financial Statements.

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                                                                            For the Three          For the Nine
                                                                             Months Ended           Months Ended
                                                                          September 30, 1999     September 30, 1999
                                                                          ------------------     ------------------
REVENUES:
       Interest and dividend income........................................$     66,313            $   100,704

EXPENSES:
       Salaries and benefits...............................................     250,404                416,429
       Consulting expenses.................................................   3,374,034              3,861,385
       Other operating expenses............................................     457,932                865,789
                                                                           -------------           ------------
         Total expenses....................................................   4,082,370              5,143,603
                                                                           -------------           ------------

       (Loss) from continuing operations before income tax provision.......  (4,016,057)            (5,042,899)

       Provision for income taxes..........................................          -                      -
                                                                           -------------           ------------

       (Loss) from continuing operations..................................  (4,016,057)            (5,042,899)

DISCONTINUED OPERATIONS:
       Loss from operations...............................................         -                  (136,511)
       Loss on disposal of discontinued operations........................      (42,000)               (42,000)
                                                                           -------------           ------------

       (Loss) before extraordinary items..................................   (4,058,057)            (5,221,410)
                                                                           -------------           ------------

EXTRAORDINARY ITEM:
       Cumulative effects of changes in accounting principles.............         -                   (25,110)
                                                                           -------------           ------------

       Net (loss)......................................................... $ (4,058,057)           $(5,246,520)
                                                                           =============           ============
BASIC AND DILUTED EARNINGS PER SHARE:
       (Loss) from continuing operations before discontinued
         operations and extraordinary item................................ $      (0.31)           $     (0.49)
       Discontinued operations............................................          -                    (0.02)
       Extraordinary items................................................          -                      -
                                                                           -------------           ------------
       Net (loss)......................................................... $      (0.31)           $     (0.51)
                                                                           =============           ============

Weighted average shares of common
     stock outstanding basic and diluted..................................   12,932,687             10,347,741
                                                                           =============           ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                              SYMPOSIUM CORPORATION AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (unuadited)
                                                                                     For the Nine
                                                                                     Months Ended
                                                                                  September 30, 1999
                                                                                  ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
            Net (loss) from continuing operations.........................              $(5,042,899)
            Adjustments to reconcile results of operations to
                net cash effect of operating activities:
            Value of 320,000 shares of common stock issued for services                   1,010,000
            Value of warrants to purchase 860,000 shares of common stock
                issued for services                                                       2,551,400
            Depreciation                                                                      3,152
            Net change in asset and liability accounts:
                  Prepaid insurance                                                         (30,827)
                  Accounts payable and other accrued expenses                               263,149
                   Due to stockhoders                                                          (582)
                                                                                        ------------
            Net cash used in continuing operations                                       (1,246,607)
                                                                                        ------------
            Net cash used in discontinued operations                                       (136,086)
                                                                                        ------------
            Net cash used in operating activities                                        (1,382,693)
                                                                                        ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of equipment                                                           (35,749)
            Deferred acquisition and financing costs                                       (927,595)
                                                                                        ------------
            Net cash used in investing activities                                         (963,344)
                                                                                        ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
            Net proceeds from sale of common stock                                        2,388,480
                                                                                        ------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   42,443
            Cash and cash equivalents at beginning of period                                276,243
                                                                                        ------------
            Cash and cash equivalents at end of period                                  $   318,686
                                                                                        ============

 SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
            Common stock issued for note receivable                                     $ 2,500,000
                                                                                        ============
            Value of 195,000 shares of common stock issued as payment
               for pending business acquisitions and deferred financing costs           $   195,000
                                                                                        ============
            Value of warrants to purchase 815,000 shares of common stock issued as payment for pending business acquisitions
               and deferred financing costs                                             $   209,150
                                                                                        ============

       See accompanying Notes to Condensed Consolidated Financial Statements.

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (unaudited)

                                                Common stock                           Note Receivable
                                         ---------------------                 -------------------------
                                                                  Additional
                                          Number of                 Paid-in     Number of                   Retained
                                            Shares     Amount       Capital       Shares        Amount       Deficit       Total
                                         ------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1999................7,370,464   $ 7,370    $  587,152          -     $       -      $ (319,504)   $  275,018

Sales of common stock.....................5,085,000     5,085     4,854,915    2,500,000    (2,500,000)          -       2,360,000

Issuances of common stock from
exercise of previously issued
warrants.....................................28,500        29        28,451          -             -             -          28,480

Stock warrants issued for consulting
services and pending business
acquisitions and financing...................   -         -       2,760,550          -             -             -       2,760,550


Common stock issued for consulting
services and pending business
acquisitions and financing...................515,000       515     1,204,485         -             -             -       1,205,000


Net (loss) for the nine months
ended September 30, 1999....................     -         -             -           -             -      (5,246,520)   (5,246,520)
                                          -----------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999............ 12,998,964    12,999   $ 9,435,553   2,500,000   $(2,500,000)  $(5,566,024)  $ 1,382,528
                                          =========================================================================================



    See accompanying Notes to Condensed Consolidated Financial Statements.

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS AT SEPTEMBER 30, 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements presented herein include the accounts of Symposium Corporation and its wholly subsidiary Publishers Advantage Corporation ("PAC" and collectively with Symposium Corporation, "Symposium" or the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim period have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying unaudited condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1998 as filed with its Form 10-SB. Financial information for the three months and nine months ended September 30, 1998 have not been presented because the Company had no operations during such period.

      The operating results of PAC are presented as a discontinued operation as discussed in Note 5. All significant inter-company balances and transactions have been eliminated in consolidation.

      Certain amounts in the statements have been reclassified to conform to the 1999 classifications.

      USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    CHANGE IN ACCOUNTING PRINCIPLE

      The Company has adopted the provisions of Statement of Position No. 98-5 ("SOP 98-5") of the Accounting Standards Division of the American Institute of Certified Public Accountants, which became effective on January 1, 1999. SOP 98-5 requires that the cost of start-up activities, which include organization costs, be written off as incurred and that any costs previously deferred be written off in the year of adoption of SOP 98-5 and reflected separately in the statement of operations. Accordingly, the Company has written-off the $25,110 unamortized balance of its organization costs at January 1, 1999.

3.    ACQUISITION AGREEMENTS

      AMERINET, INC. PURCHASE OPTION: In June 1999, the Company entered into a Stock Purchase Agreement to acquire for $5,000,000 50.1% of the common stock of AmeriNet, Inc. ("AmeriNet"). AmeriNet offers a complete direct electronic debit service both to merchants selling goods over the Internet as a method of payment by the customer and as a service for business-to-business transactions. In connection with the agreement, the Company has made a $500,000 loan to AmeriNet, which bears interest at 8%. The loan plus accrued interest will be used to reduce the cash payment made upon the acquisition of the AmeriNet stock and has been included in deferred acquisition and financing costs at September 30, 1999. The agreement provides for an additional loan of $500,000 which would further reduce the cash payment made at closing. The agreement, which may be terminated by either party, is contingent upon the Company's ability to obtain financing.

      DIRECT SALES INTERNATIONAL PURCHASE OPTION: In June 1999, the Company entered into an option agreement to acquire the assets of Direct Sales International, L.P. ("DSI") and its subsidiaries. DSI is an Atlanta, Georgia based subscription sales agent provider for consumer magazines in the United States. The purchase price is (i) $22.9 million plus (ii) an amount equal to DSI's outstanding balance at the closing under its loan facility divided by .555, plus (iii) the assumption of certain of DSI's liabilities. In November 1999 the Company exercised this option, and the closing of the purchase and sale is scheduled to occur on December 3, 1999, subject to the conditions to be set forth in a definitive agreement which is in the process of being finalized. To finance the acquisition, the Company is in the process of finalizing a revolving credit line with an asset-based lender for up to $20 million, which will be secured by the DSI assets. In addition, the Company is negotiating through its investment banker with several potential investment groups for additional investment of up to $12 million, which will be required to complete the purchase. This additional financing is likely to include debt and equity financing. The Company's ability to obtain this financing is subject to many factors beyond the control of the Company, including the willingness of investors to provide funds and terms and conditions acceptable to the Company. If the Company does not obtain the necessary financing, it will not be able to complete the acquisition.

      ISSUANCE OF SHARES TO RICHARD PROCHNOW: In connection with the option agreement, the Company entered into a stock purchase agreement with Richard Prochnow, the sole shareholder of DSI's general partner. Pursuant to the agreement, the Company issued to Mr. Prochnow 2,500,000 shares of its common stock at $1.00 per share. Mr. Prochnow paid for the shares with a promissory note which bears interest at 7.75% and is payable at the earlier of December 31, 2000 or the closing date of the Company's purchase of the DSI assets if the Company elects to exercise its option. The note is secured by the issued shares and by a 25% limited partnership interest in DSI.

      The stock purchase agreement provides that if the Company does not acquire all or substantially all of the assets or equity interests of DSI on or before November 30, 1999, Mr. Prochnow may elect to rescind his purchase by giving the Company notice on or before December 10, 1999. If this occurs, Mr. Prochnow would return the shares to the Company and the Company would cancel Mr. Prochnow's promissory note. If Mr. Prochnow does not choose to rescind his purchase of the shares, the Company would have the right to purchase a 25% limited partnership interest in DSI from Mr. Prochnow in consideration of the Company's return to Mr. Prochnow of his promissory note. If Mr. Prochnow does not elect to rescind his purchase of the shares, the Company would have the right to repurchase all or any portion of such shares for a purchase price of $1.20 per share. The Company may exercise this right at any time from December 10, 1999 until June 2, 2000. The Company may pay the purchase price with a 25% limited partnership interest in DSI (if the Company owns such interest), or with cash, cancellation of Mr. Prochnow's promissory note or any combination of cash or note cancellation that equals the aggregate purchase price.

      If the Company acquires the DSI assets by exercising the option, the Company will grant Mr. Prochnow registration rights acceptable to Mr. Prochnow and the Company with respect to the Prochnow shares.

      HAMILTON PURCHASE OPTION: In December 1998, the Company entered into an agreement to acquire Hamilton Telecommunications Limited ("Hamilton"), an international audiotext service operator. The purchase price for Hamilton is $5.75 million plus 1,642,857 shares of the common stock plus contingent consideration equal to the lesser of: (1) five times the amount, if any, by which the relevant profits (as defined) of Hamilton for its fiscal year ending June 30, 1999 exceeds $2.25 million (the relevant profits of Hamilton for the fiscal year ended June 30, 1998), and (2) $6,000,000. The contingent consideration is payable 50% in cash and 50% in shares of common stock valued at $3.50 (accordingly, a maximum of 857,143 additional shares of common stock may be issued). Completion of the acquisition is conditioned upon Symposium raising sufficient funds to satisfy the initial cash consideration. In October, 1999, the Company and the shareholders of Hamilton agreed to indefinitely extend the date after which either could terminate the purchase agreement (if the closing had not occurred) from October 15, 1999. The Company is continuing its discussions with Hamilton.

      There is no assurance that any of these acquisitions will be completed.

4.    DEFERRED ACQUISITION AND FINANCING COSTS

      As of September 30, 1999 the Company had recorded as an asset deferred acquisition and financing costs, including among other things legal and consulting services, of $1.3 million summarized as follows:

           AmeriNet                      $   592,297
           DSI                               402,097
           Hamilton                          209,143
           Deferred financing costs          127,937
                                         -----------
                   Total                 $ 1,331,744
                                         -----------

      These deferred acquisition costs will be added to the purchase price in determining the total cost to be allocated to the net assets acquired. If the Company does not complete such acquisitions, then the deferred acquisition costs will result in a charge to earnings in the period that the related contract is terminated.

5.    PUBLISHERS ADVANTAGE CORP. - DISCONTINUED OPERATION

      As of June 30, 1999, the Company discontinued the operations of PAC. Accordingly, the operating results of PAC have been segregated from continuing operations and reported as a separate line item on the Company's condensed consolidated financial statements. In addition, net liabilities as of September 30, 1999 and net assets as of December 31, 1998 have been reclassified on the Company's financial statements as a net liability from discontinued operations and investment in discontinued operations as of September 30, 1999 and December 31, 1998, respectively.

      The table below lists the operating results of PAC through June 30, 1999:

                                   Six Months
                                     Ended
                                 JUNE 30, 1999
                                 -------------
               Sales                $168,863
               Net loss            $(136,511)

6.    NET LOSS PER SHARE

      Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). In accordance with FAS 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation as their effect is antidilutive.

      If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus 2,744,087 and 1,842,910 common equivalent shares related to the outstanding options and warrants (determined using the treasury stock method) for the three and nine months ended September 30, 1999.

7.    CONSULTING EXPENSES

      The Company recorded consulting expenses totaling $3.4 million and $3.9 million for the three and nine months ended September 30, 1999, respectively. Included in these charges are $2.6 million of non-cash charges reflecting the estimated fair value of five-year warrants to purchase 850,000 shares of common stock for $5.00 per share and three-year warrants to purchase 10,000 shares of common stock for $7.00 per share. The fair value of such warrants was estimated using the Black-Scholes Option Pricing Formula. Additionally, $1.0 million of the consulting costs incurred reflects the fair value of 320,000 shares of the Company's common stock issued for professional services rendered during the nine months ended September 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion and analysis should be read together with the condensed consolidated financial statements of Symposium and the accompanying "Notes to the Condensed Consolidated Financial Statements" included elsewhere in this Form 10-QSB.

      This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Symposium for the nine months ended September 30, 1999. Except for historical information, the matters discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements.

INTRODUCTION

      The Company's principal business strategy is to identify, acquire and consolidate companies in niche markets and direct marketing financial services. Symposium targets companies in fragmented industries which management believes have the following characteristics: (i) require low capital expenditures; (ii) have prominent positions in niche markets; and (iii) have potential for high growth rate and high rate of return on investment. In furtherance of this strategy, Symposium has entered into the following agreements:

     (a) In December 1998, the Company entered into an agreement to acquire all the outstanding shares of Hamilton, which is engaged in the international audiotext business. The international audiotext business allows customers to access a variety of types of information by making international direct dial telephone calls that are billed to their regular monthly telephone bills.

     (b) In December 1998, the Company purchased an option to acquire all of the outstanding capital stock of Automated Communications Limited ("ACL"), a start-up business which intends to engage primarily in the provision of international audiotext services to customers in the United States.

     (c) In June 1999, the Company purchased all of the assets of DSI, which the Company exercised in November 1999 (see Note 3 of Notes to Condensed Consolidated Financial Statements included in this Form 10-Q); and

     (d) In June 1999, the Company entered into an agreement to acquire shares representing 50.1% of the outstanding capital stock of AmeriNet.

      For a summary of the economic terms of these acquisition and option agreements, see Note 3 of Notes to Condensed Consolidated Financial Statements included in this Form 10-QSB.

      The Company does not have the funds to complete the acquisition of any of these companies. The Company has begun discussions to raise the necessary funds, however, the Company has no commitment from, and no understandings with, any party with regard to purchasing any of the securities offered in amounts sufficient to complete the acquisitions (see "Financial Condition and Liquidity" below). No assurance can be given that the Company will be able to raise the funds on terms acceptable to it. If a significant part of these funds is raised through the sale of equity securities, it is likely that the investors as a group would acquire a significant equity interest in the Company.

      In October, 1999, the Company and the shareholders of Hamilton agreed to indefinitely extend the date after which either could terminate the purchase agreement (if the closing had not occurred) from October 15, 1999. The Company is continuing its discussions with Hamilton.

       From December 1998 through June 30, 1999, the Company engaged principally in telemarketing magazine and periodical subscriptions through PAC. The Company discontinued these operations as of June 30, 1999 because: (i) the Company did not want to divert management resources from completing its pending acquisitions; (ii) the Company terminated its relationship with its provider of "turnkey" telemarketing services, and did not want to incur the start-up costs of its own telemarketing operations, particularly in light of the fact that those operations could be conducted through DSI if the Company exercised its option to acquire DSI; and (iii) PAC was generating less revenues than anticipated. Accordingly, the operating results of PAC have been segregated from continuing operations and reported as a separate line item on the Company's condensed consolidated financial statements. In addition, net liabilities as of September 30, 1999 and net assets as of December 31, 1998 have been reclassified on the Company's financial statements as net liability from discontinued operations and investment in discontinued operations as of September 30, 1999 and December 31, 1998, respectively.

      Accordingly, as of the date of this Form 10-QSB, the Company has no operating business, and its ability to stay in business depends on its ability to acquire one or more businesses.

RESULTS OF OPERATIONS

      REVENUES: During the three and nine months ended September 30, 1999, the Company recorded revenues totaling $66,313 and $100,704, respectively. These revenues were derived solely from the interest income received from the investment of the Company's funds held in interest bearing accounts.

      SALARIES AND BENEFITS: The Company incurred costs totaling $250,404 and $416,429 for the three and nine months ended September 30, 1999, respectively, reflecting the personnel costs.

      CONSULTING EXPENSES: The Company recorded consulting expenses totaling $3.4 million and $3.9 million for the three and nine months ended September 30, 1999, respectively. Included in these charges are $2.6 million of non-cash charges reflecting the estimated fair value of five-year warrants to purchase 850,000 shares of common stock for $5.00 per share and three-year warrants to purchase 10,000 shares of common stock for $7.00 per share. The fair value of such warrants was estimated using the Black-Scholes Option Pricing Formula. Additionally, $1.0 million of the consulting costs incurred reflected the fair value of 320,000 shares of the Company's common stock issued for professional services rendered during the nine months ended September 30, 1999.

      OTHER OPERATING EXPENSES: Other operating expenses totaling $457,932 and $866,257 for the three and nine months ended September 30, 1999, respectively, include the costs associated with the Company's offices in New York and London, as well as its accounting and legal costs. The Company has deferred costs, incurred through September 30, 1999, related to the targeted acquisitions and the associated financing arrangements.

      DISCONTINUED OPERATIONS: Discontinued operations reflect the operating loss totaling $136,511 from PAC for the six months ended June 30, 1999 which is considered the measurement date for accounting purposes and a loss on the disposal of the operation totaling $42,000 recorded in the third quarter of 1999. The loss on disposal recorded during the third quarter reflects a change from the Company's second quarter estimate of the net liabilities associated with the disposal of PAC.

      EXTRAORDINARY ITEM: Effective January 1, 1999, the Company adopted SOP 98-5 requiring that the cost of start-up activities, which include organization costs, be written off as incurred and that any costs previously deferred be written off in the year of adopting SOP 98-5. Accordingly, the Company has written off the $25,110 unamortized balance of its origin costs at January 1, 1999.

     INCOME TAXES: No provision was recorded for federal and state income taxes as the Company incurred net operating losses since inception. In accordance with Statement of Accounting Standards No. 109 "Accounting for Income Taxes," the Company has provided a full valuation allowance on its deferred tax assets because of the uncertainty regarding their realization.

FINANCIAL CONDITION AND LIQUIDITY

      For the nine months ended September 30, 1999, the Company used net cash of $1.4 million in operations and $1.0 million in investing activities. The Company's investing activities primarily consist of costs incurred in connection with the proposed acquisitions. Accounts payable and other accrued expenses at September 30, 1999 totaled $329,220 primarily due to costs incurred in connection with the Hamilton, DSI and AmeriNet transactions. At September 30,

1999, the Company recorded as an asset deferred business acquisition and financing costs, including, among others, legal and consulting services, of $1.3 million in connection with the Hamilton, DSI and AmeriNet transactions.

      At September 30, 1999, the Company had cash on hand of $316,994. The Company believes that this is not sufficient to fund its operations through year-end 1999 and will need to arrange for additional cash resources during the fourth quarter of 1999. Subsequent to September 30, 1999, the Company raised an additional $688,500 through the sale of 162,000 shares of its common stock. Also, the Company does not have the funds to complete any of the potential acquisitions described above. The Company is currently in the process of seeking financing to continue its operations and complete one or more of its potential acquisitions.



PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On August 17, 1999, Symposium issued to AppleTree Investment Co., Ltd. ("AppleTree"), 120,000 shares of common stock for financial public relations services and investment relations activities rendered to the Company. The issuance and sale of these securities were made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, based on:
(1) the fact that AppleTree represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On August 23, 1999, Symposium issued warrants to purchase 850,000 shares of common stock for $5.00 per share, expiring on August 23, 2004, to Steven Antebi for financial public relations services rendered to the Company. The issuance and sale of these securities were also made in reliance on Section 4(2) of the Securities Act as a transaction by the Company not involving any public offering, based on: (1) the fact that Mr. Antebi represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On September 14, 1999, the Company held its annual meeting of shareholders. There were 12,850,464 shares of common stock outstanding and entitled to vote on the record date (August 19, 1999), and a total of 8,835,047 shares (69%) were represented at the meeting in person or by proxy.

      At the Annual Meeting: (i) 8,835,047 votes were cast in favor of each of the seven nominees of the Board of Directors (Ronald Altbach, Adam Bishop, Richard Cohen, Rupert Galliers-Pratt, Richard Kaufman and Thomas McGlew), with no votes against, no abstentions and no broker non-votes; and (ii) 8,655,827 shares were voted in favor of amendments to the Company's 1998 Stock Option Plan, with no votes against, 179,220 shares abstaining an no broker non-votes.

ITEM 5. OTHER INFORMATION.

            None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

      EXHIBIT NO.                         EXHIBIT NAME
      -----------                         ------------
         10.1      1998 Stock Option Plan of the Company, revised as of
                   July 12, 1999.

         10.2 Employment Agreement dated as of September 20, 1999 with Polly Bauer.

         10.3 Employment Agreement dated as of September 21, 1999 with Tim S. Ledwick.

         10.4 Warrant Certificate dated August 23, 1999 issued to Steven Antebi representing the right to purchase 850,000 shares of the Company's common stock.

         27.1      Financial Data Schedule.

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SYMPOSIUM CORPORATION

Date: November 15, 1999            By:  /S/ RONALD ALTBACH
                                        -----------------------------------
                                        Ronald Altbach
                                        CO-CHAIRMAN AND CHIEF OPERATING
                                         OFFICER

Date: November 15, 1999            By:  /S/ TIM S. LEDWICK
                                        -----------------------------------
                                        Tim S. Ledwick
                                        CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

      EXHIBIT NO.                           EXHIBIT NAME
      -----------                           ------------
         10.1      1998 Stock Option Plan of the Company, revised as of
                   July 12, 1999.

         10.2 Employment Agreement dated as of September 20, 1999 with Polly Bauer.

         10.3 Employment Agreement dated as of September 21, 1999 with Tim S. Ledwick.

         10.4 Warrant Certificate dated August 23, 1999 issued to Steven Antebi representing the right to purchase 850,000 shares of the Company's common stock.

         27.1      Financial Data Schedule.