Form 10KSB
period 1999-12-31
SYMPOSIUM CORP
filed 2000-04-12
CIK 1069201

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------
                                   FORM 10-KSB
(Mark One)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     |X|      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended December 31, 1999
                                       OR

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

       Securities Registered under Section 12(b) of the Exchange Act: None

         Securities Registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
                                   -----------
            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes: |X|
No: |_|

            Issuer's revenues for fiscal year ended December 31, 1999 were $0

            The aggregate market value of the voting stock (common stock) held by non-affiliates of the Registrant on April 7, 2000 was approximately $19,100,000.

            Number of shares outstanding of each of the issuer's classes of common equity as of April 7, 2000: 23,014,345 shares of common stock.

      Transitional Small Business Disclosure Format Yes: |_| No: |X|

                              Symposium Corporation
                                   Form 10KSB
                      For the Year Ended December 31, 1999

      The statements contained in this Annual Report on Form 10-KSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: obtaining sufficient financing to maintain the Company's planned operations, including acquisitions of other companies; the Company's ability to form an online discount buying club; the changing of market conditions and the other risks detailed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Trends and Uncertainties" in this Annual Report on Form 10-KSB and elsewhere herein. The Company does not undertake to update any forward-looking statements.

                                     PART I

ITEM 1. Description of Business

General

      The Company was incorporated in Delaware in May 1997 as "Brack Industries, Inc." and changed its name to "Symposium Telecom Corporation" in June 1998 and to "Symposium Corporation" in May 1999. The Company commenced business operations in the quarter ended December 31, 1998. From December 1998 through June 30, 1999, the Company, through its wholly-owned subsidiary Publishers Advantage Corporation ("PAC"), had minimal operations and was engaged principally in telemarketing magazine and periodical subscription renewals to persons whose subscriptions had recently expired. The Company discontinued the operations of PAC as of June 30, 1999.

      The Company's principal business strategy is to acquire well established direct marketing companies and then leverage the existing marketing infrastructure and management techniques of those companies to attain significant market presence in the new web-based economy. Targeted acquisitions will have one or more of the following characteristics:

      -     a history of profitability

      -     an on-going base of current customers

      -     reach millions of consumers annually

      - direct marketing expertise in such areas as outbound/inbound telemarketing, mass market print and broadcast advertising and mass market direct mail campaigns

      - the opportunity for significant growth within each company's present business.

      Symposium's strategy is to "piggyback" on the direct marketing skills of an acquired company and its consumer contacts to recruit members to a web-based discount buying club being developed by Symposium, to provide E-mail addresses to third party web sites and/or to sell a variety of targeted web services. By following this strategy, Symposium believes that it can obtain new web customers for either Symposium's own use or for third party web retailers at or below the cost of other recruiting techniques. There can be no assurance, however, that the Company will be able to identify and acquire companies that meet these criteria.

      As the first step in the implementation of this strategy, in January 2000, Symposium completed its acquisition of Direct Sales International LP ("DSI") (see "DSI Acquisition" below).

DSI Acquisition

      On January 28, 2000 Symposium, through its wholly-owned subsidiary Media Outsourcing, Inc. ("MOS"), acquired substantially all the assets and assumed certain liabilities of DSI, a magazine subscription agency based in Atlanta, Georgia which works on behalf of US magazine publishers to generate new magazine subscriptions.

      The purchase price paid by Symposium to acquire the net assets of DSI was approximately $27.6 million including: (i) $25.0 million in cash paid to the Seller, (ii) an agreement to loan $1.5 million to AmeriNet, Inc. ("AmeriNet") a company in which Richard Prochnow, DSI's principal owner, holds a majority interest and (iii) approximately $1.1 million in closing costs and fees incurred in connection with the acquisition. See "MD&A--Financial Condition and Liquidity" for a description of certain financial arrangements between Symposium, Mr. Prochnow and AmeriNet. A dispute between the parties with regard to the terms of the asset purchase agreement and whether the purchase was concluded within the time set forth in the Option Agreement caused the purchase price to increase from that provided under the Option Agreement described in the Company's Form 10-QSB dated August 16, 1999. Symposium financed the cash portion of the purchase price by borrowing $16.0 million under a credit facility provided by Coast Business Credit, resulting in net proceeds of $15.8 million net of fees, and by using proceeds totaling approximately $9.2 million from the issuance of common stock, warrants for the purchase of common stock, convertible preferred stock and convertible debentures. (See "MD&A--Financial Condition and Liquidity" for a further description of such financing).

      MOS Business

      The business acquired by Symposium from DSI has been operated through MOS since the closing of the DSI Acquisition.

      MOS is a clearinghouse which has been granted the "Direct Authority" to act on behalf of magazine publishers, accepting magazine subscription orders from independent sales organizations and placing those orders with fulfillment houses designated by the publishers. MOS has relationships with approximately 35 independently owned and operated telemarketing agencies. Each agency employs telemarketing representatives ("TSRs") who place outbound telephone calls to potential customers. The TSR sources the calls from lists purchased by the telemarketing agency or is provided with lists purchased by MOS. On average, the TSRs employed by the 35 telemarketing agencies call between 3 million and 4 million potential customers and reach approximately 1 million potential customers per month, resulting in approximately 15,000 new orders each month during 1999. The TSR's offer a bundle of four to five magazines having an average selling price of approximately $600 per bundle for an average subscription period of between three and four years. The TSR takes the order, confirms the customer's credit card information, and submits the order to MOS via modem. Within 24 hours of receiving an order, MOS underwrites the order by calling the customer to verify all of the information regarding the order, including the magazine subscription order details and the customer's credit card information. MOS obtains permission to record each conversation as part of the underwriting process. Upon completion of the underwriting process, MOS purchases the acceptable orders from the telemarketing agency and finances the cost of the magazines to the subscriber over a twelve month period with each monthly payment automatically debited to the customer's credit card. MOS forwards the order to the appropriate magazine publisher's fulfillment center for processing and pays the magazine publisher an agreed upon remittance. In the three years preceding the DSI acquisition, DSI financed more than $250 million of magazine subscriptions to over 650,000 magazine buyers.

      MOS generates additional revenues through the receipt of commissions for participation in special promotions by magazine publishers to spur the sale of subscriptions. Publishers will request that MOS provide names of potential customers for such special promotions. MOS receives a commission based upon the additional subscriptions sold to the customer base provided by MOS.

      Additionally, MOS earns a commission from a third party discount buying club ("Memberworks") each time an MOS recommended customer enrolls in or renews a membership in Memberworks. In 1999 approximately 20% of all new MOS customers enrolled in Memberworks, resulting in fees to DSI totaling approximately $2.1 million.

      Competition

      While there are no limitations on who may sell magazines to the public, the companies and individuals that sell magazines must forward the subscriptions to the publisher through a clearinghouse which has been granted authority to do so by the publisher and must pay a fee to the clearinghouse to clear the order. Thus, in order for a clearinghouse to serve as a distribution channel for a magazine, it must have secured authority to do so from the publisher of that magazine. Publishers determine the clearinghouses to which they will grant such authority. Establishing such a relationship is difficult due to magazine publishers' reluctance to grant this authority to new companies. MOS has been granted authority to clear orders for approximately 250 major U.S. magazine publications.

      Magazines are sold by clearinghouses through their own in-house marketing and sales organizations or through independent agencies, which then clear the orders they generate through clearinghouses. The industry leaders in sales of magazine subscriptions are Publishers Clearinghouse and New Sub Services, Inc.

      Regulation

      Telemarketing operations are subject to various state and federal regulations. The Federal Telephone Consumer Protection Act of 1991 limits the hours during which tele-marketers may call consumers to between 8:00 AM and 9:00 PM, and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, and the Federal Trade Commission ("FTC) regulations promulgated thereunder, prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorney generals have authority to prevent telemarketing activities that constitute "unfair or deceptive acts or practices." Additionally, some states have enacted laws and others are considering enacting laws targeted directly at telemarketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect MOS's current or future operations by adversely affecting the operations and practices of the telemarketing agencies with which MOS has relationships. Compliance with regulations promulgated by these agencies is generally the responsibility of the telemarketing agency and as such the telemarketing agencies with which MOS has relationships could be subject to a variety of enforcement actions for any failure to comply with such regulations.

      Business Strategy

      Symposium intends to focus its efforts on the consumers who have been contacted by MOS's telemarketing representatives but have not purchased a $600 bundle of magazine subscriptions. Symposium intends to:

      o Encourage each consumer who has on-line access to visit Symposium's planned internet-based Discount Retail Buying Club. Symposium intends to induce consumers to visit its planned on-line club by offering special promotions, sweepstakes participation and contests.

      o Ask permission to market additional products and services to each consumer who agrees to give Symposium his or her E-mail address.

       Symposium plans to form an Internet-based discount buying club as a joint venture with a large, existing on-line discount buying club. As envisioned, Symposium club members would enjoy the benefit of the numerous products and services available from a third party with whom the Company is currently in negotiations, as well as the customer service and fulfillment centers operated by the third party. Symposium would locate potential club members through its marketing efforts and refer them to the joint venture. Symposium would receive a percentage of the fees and sales revenues received by the joint venture from these new members. In addition, Symposium would compile customer profile information on interests and buying patterns of members and would thus have the ability to market additional goods and services to those members.

      Symposium's strategy is to leverage the existing customer base and marketing platform of MOS and other direct marketing businesses that Symposium may acquire in the future.

Purchase Options Terminated

      In February 2000, the Company announced its decision not to exercise its options to purchase 50.1% of the outstanding common stock of AmeriNet, a company offering direct debit services to electronic retailers, and all of the outstanding common stock of Hamilton Telecommunications, Ltd. ("Hamilton"), an international audiotext service operator. As a result, the Company recorded a $621,716 charge during the fourth quarter of 1999 representing the write-off of deferred acquisition costs. The charge, which is presented as the cost of acquisitions not consummated, principally consists of legal and professional fees, including $38,000 for the fair value of common stock purchase warrants and $432,000 for the fair value of 50,000 shares of Common Stock that were issued to various consultants.

      During 1999 the Company made a $500,000 loan to AmeriNet, which bears interest at 8% per annum. As of December 31, 1999, the entire amount of this loan was reserved due to its uncertainty of collection. As a prerequisite to consummating the DSI Acquisition in January 2000, the Company agreed to provide an additional $1.5 million loan facility to AmeriNet (See "Management's Discussion and Analysis and Plan of Operation"). The Company has treated its commitment to provide the additional funding to AmeriNet as an increase in the purchase price of DSI due to the uncertainty of AmeriNet's ability to repay any of the loans. Mr. Prochnow, the seller of DSI, owns 50% of the common stock of AmeriNet and currently has a consulting agreement with Symposium.

Employees

      As of December 31, 1999, Symposium had four full-time employees. As of March 31, 2000, Symposium and MOS had an aggregate of 158 full-time employees and 35 part-time employees.

ITEM 2. Description of Property

      The Company's principal office is in the office of its Chief Executive Officer, Ronald Altbach, located at 410 Park Avenue, New York, New York. The Company is engaged in discussions to sublet approximately 3,300 square feet of space from a current tenant at 410 Park Avenue for a five-year term at an estimated annual cost of approximately $185,000 per annum. There can be no assurance that the Company will be successful in these negotiations. MOS' principal office is located 2550 Heritage Court, Atlanta, Georgia. These premises are leased from an entity that is partially owned by the seller of DSI. The lease for this office provides for approximately 16,800 square feet of space, expires in 2004 and the annual rent is approximately $245,000.

ITEM 3. Legal Proceedings

      Symposium is not currently a party to any pending legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

ITEM 5. Market For Common Equity and related Stockholder Matters.

      -----------------------------------------------------------------
      Fiscal 1999                High                         Low
      -----------                ----                         ---
      -----------------------------------------------------------------
      Second Quarter              $8                          $7
      -----------------------------------------------------------------
      Third Quarter               $8                        $5 9/16
      -----------------------------------------------------------------
      Fourth Quarter            $5 7/8                      $1 1/16
      -----------------------------------------------------------------

      Symposium's Common Stock has been traded on the OTC Bulletin Board ("OTCBB") since June 28, 1999 under the symbol SYPM. The preceding table sets forth the high and low bid prices for the Common Stock since the second quarter of 1999, the initial listing period. Prior to the Company's initial listing on the OTCBB there was no public market for the Common Stock. The quotations above reflect prices as quoted on the OTCBB, without retail markup, markdown or commission, and may not necessarily represent actual transactions. The trading volume of the Company's Common Stock fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's Common Stock may be adversely affected.

      On April 10, 2000 the closing bid price of the Common Stock as quoted on the OTCBB was $1.75 per share. As of March 31, 2000, Symposium had approximately 346 stockholders of record.

Dividends

      The Company has never paid or declared any dividends on its Common Stock and does not contemplate or anticipate paying any such dividends in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions, and other pertinent factors.

Recent Sales of Unregistered Securities.

      On October 26, 1999, Symposium issued to Airport Consulting, LTD ("Airport") 150,000 shares of Common Stock for financial public relations and investor relations services rendered to the Company. These securities were issued and sold in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, based on: (i) the fact that Airport represented that it was an accredited investor and was acquiring the securities for investment purposes; and (ii) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On December 23, 1999, Symposium sold to Kreditbank SA Luxembourgeoise ("Kreditbank") 255,000 shares of Common Stock at a price of $2.00 per share. These securities were issued and sold in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, based on: (i) the fact that Kreditbank represented that it was an accredited investor and was acquiring the securities for investment purposes; and (ii) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On December 23, 1999, Symposium sold to Banque Diamantaire Anversoise (Suisse) SA ("Diamantaire") 89,250 shares of Common Stock at a price of $2.00 per share. These securities were issued and sold in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, based on:
(i) the fact that Diamantaire represented that it was an accredited investor and was acquiring the securities for investment purposes; and (ii) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On December 23, 1999, Symposium issued to Northern Management ("Northern") 75,000 shares of Common Stock related to the termination of the option to purchase Hamilton. These securities were issued and sold in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, based on: (i) the fact that Northern represented that it was an accredited investor and was acquiring the securities for investment purposes; and (ii) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On December 23, 1999, Symposium issued to Panton Management ("Panton") 75,000 shares of Common Stock related to the termination of the option to purchase Hamilton. These securities were issued and sold in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, based on: (i) the fact that Panton represented that it was an accredited investor and was acquiring the securities for investment purposes; and (ii) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On December 23, 1999, Symposium issued to Establishment Pour La Placement, Inc. ("Establishment") 200,000 shares of Common Stock for financial public relations and investor relations services rendered to the Company. These securities were issued and sold in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, based on: (i) the fact that Establishment represented that it was an accredited investor and was acquiring the securities for investment purposes; and (ii) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On December 23, 1999, Symposium issued to Tyman Holdings Inc. ("Tyman") 200,000 shares of Common Stock for financial public relations and investor relations services rendered to the Company. These securities were issued and sold in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, based on: (i) the fact that Tyman represented that it was an accredited investor and was acquiring the securities for investment purposes; and (ii) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

      The following discussion and analysis should be read together with the consolidated financial statements of Symposium and the accompanying "Notes to the Consolidated Financial Statements" included elsewhere in this Form 10-KSB.

      This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Symposium for the years ended December 31, 1999 and 1998, respectively. Except for historical information, matters discussed in this "Management's Discussion and Analysis" are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control. Actual results could differ materially from those projected in the forward-looking statements.

Introduction

      From December 1998 through June 30, 1999, the Company had minimal operations and was engaged principally in telemarketing magazine and periodical subscriptions through PAC. The Company discontinued the operations of PAC as of June 30, 1999.

      On January 28, 2000 Symposium, through its wholly-owned subsidiary Media Outsourcing, Inc. ("MOS"), acquired substantially all the assets and assumed certain liabilities of DSI, a magazine subscription agency based in Atlanta, Georgia which works on behalf of US magazine publishers to generate new magazine subscriptions. The purchase price paid by Symposium to acquire the DSI assets was approximately $27.6 million including: (i) $25.0 million in cash paid to the seller (ii) an agreement to loan $1.5 million to AmeriNet, a company in which Richard Prochnow, DSI's principal owner, holds a majority interest and (iii) approximately $1.1 million in closing costs and fees incurred in connection with the acquisition. The purchase price was arrived at through an arms-length negotiations among Symposium, DSI and Mr. Prochnow. A dispute between the parties with regard to the terms of the Asset Purchase Agreement and whether the purchase was concluded within the time set forth in the Option Agreement caused the purchase price to increase from that provided under the Option Agreement described in Symposium's Form 10-QSB, dated August 16, 1999. Symposium financed the cash portion of the purchase price by borrowing $16.0 million, resulting in proceeds of $15.8 million net of fees, through a credit facility provided by Coast Business Credit and by using proceeds totaling approximately $9.2 million from the issuance of common stock, warrants for the purchase of Common Stock, convertible preferred stock and convertible debentures. (See "Financial Condition and Liquidity" below). The Company will use "Purchase Accounting" in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations" to record the DSI Acquisition.

Results of Operations

      Salaries and Benefits

      The Company incurred costs totaling $594,118 for the year ended December 31, 1999, consisting of personnel costs primarily related to the management of the Company. There were no such costs incurred in 1998 due to the fact that the Company had no operations and no employees. As a result of MOS' acquisition of DSI in January 2000, we expect to record significantly greater salary and benefits costs in 2000. MOS had approximately 154 full-time and 35 part-time employees as of March 31, 2000.

      Consulting Expenses

      Consulting expenses increased $6.4 million, or 4,405.4%, to $6.6 million in 1999 from $145,838 in 1998. Included in the 1999 consulting expenses are $3.3 million of non-cash charges reflecting the estimated fair value of five-year warrants to purchase 850,000 shares of Common Stock for $2.00 per share and three-year warrants to purchase 10,000 shares of Common Stock for $1.00 per share. The fair value of such warrants was estimated using the Black-Scholes Option Pricing Formula. Consulting expenses for 1999 also includes $2.7 million of non-cash charges reflecting the fair value of 870,000 shares of the Company's Common Stock issued for professional services rendered during the year ended December 31, 1999. The Company expects to continue to incur significant consulting expenses during 2000 through the issuance of warrants to purchase Common Stock and payment in cash for marketing advisory and professional services.

      Bad Debt Expense

      In June 1999, the Company extended a $500,000 loan to AmeriNet, which bears interest at 8% per annum. The bad debt expense of $500,000 reflects the Company's reserve on the AmeriNet loan due to the uncertainty of collection.

      Other Operating Expenses

      Other operating expenses increased $1.1 million, or 616.1%, to $1.2 million in 1999 from $173,666 in 1998. Other operating expenses in 1999 consist primarily of accounting and legal expenses of approximately $462,000, travel and entertainment expenses of approximately $211,000 and office expenses of approximately $195,000 (including the expenses associated with the Company's offices in New York and London). In January 2000, the Company closed its London office in conjunction with the resignation of its UK based directors. Also included in other operating expenses is the net loss of $178,511 incurred on the Company's PAC operation that was closed in June 1999.

      Costs of Acquisitions Not Consummated

      In February 2000, the Company announced its decision not to exercise its options to purchase 50.1% of the outstanding common stock of AmeriNet and all of the outstanding common stock of Hamilton Telecommunications, Ltd ("Hamilton"). As a result, the Company recorded a $621,716 charge during the fourth quarter of 1999 representing the write-off of deferred acquisition costs. This charge, which is presented as the cost of acquisitions not consummated, consists principally of professional and consulting fees (including $38,000 representing the fair value of Common

Stock purchase warrants and $432,000 representing the fair value of 225,000 shares of Common Stock that were issued to various consultants).

      Other Income

      During the year ended December 31, 1999, the Company recorded other income totaling $29,910, representing interest income received from the investment of the Company's funds held in interest bearing accounts.

      Income Taxes

      No provision was recorded for federal or state income taxes in 1999 or 1998, as the Company has incurred net operating losses since inception. In accordance with Statement of Accounting Standards No. 109 "Accounting for Income Taxes," the Company has provided a full valuation allowance on its deferred tax assets because of the uncertainty regarding their realization.

      Net Loss and Net Loss per Share

      The net loss for the year ended December 31, 1999 was $9.5 million, or $0.80 per share, compared to a net loss of $319,504, or $0.18 per share, for 1998. The net loss in 1999 is the result of the Company incurring costs relating to (i) building its management team, (ii) fees for professional advisory services and (iii) the identification, negotiation and termination of acquisitions not consummated.

Liquidity and Financial Condition

      At December 31, 1999, the Company had cash on hand of $316,994. The Company experienced a loss from operations of approximately $9.5 million for the year ended December 31, 1999 and has a limited amount of working capital available to meet the short-term needs of the business. In addition, substantial funding is still required in order for the Company to pursue its strategy of acquiring and consolidating direct marketing businesses.

      The Company had minimal operations before acquiring Direct Sales International, LP and management believes that its 1999 loss and shortage of working capital reflect the fact that the Company was principally focused on consummating its first acquisition. Management believes the Company's revolving credit facility provides sufficient financing, and, in addition, the acquisition of Direct Sales International, LP will enable the Company to generate sufficient cash flow from operations to meet the working capital needs of the business over the next year.

      Although management is seeking additional sources of financing, there can be no assurance that the Company will be successful in its efforts to raise additional capital nor can there be any assurance that the acquisition of Direct Sales International will improve the Company's operating results.

      Agreements with Richard Prochnow

      In June 1999, in connection with the DSI acquisition, Symposium issued 2,500,000 shares of its Common Stock to Richard Prochnow at a price of $1.00 per share. The purchase price of the shares was paid by the issuance of a $2,500,000 principal amount note which bore interest at a rate of 7.75% (the "Prochnow Note"). The Prochnow Note matured on the earlier of December 31, 2000 or the closing date of the DSI acquisition. In connection with the closing of the DSI acquisition, the Prochnow Note was amended: (i) to extend the maturity date to January 14, 2003 (subject to the requirement that one-third of the proceeds of any sale by Mr. Prochnow of Symposium Common Stock be used to prepay the Note);
(ii) to forgive all accrued and unpaid interest through January 28, 2000; and
(iii) to provide for the accrual of interest on the unpaid balance of the Prochnow Note at a rate of 10% per annum, commencing on the date of any payment default under the Note.

      As a result of these amendments of the Prochnow Note, the Company incurred a charge of $115,243 relating to the forgiveness of accrued interest.

      On January 28, 2000, Symposium entered into a Registration Rights Agreement with Mr. Prochnow, which provides that Mr. Prochnow may sell up to 600,000 shares of Symposium Common Stock to Symposium at $3.00 per share between January 15, 2001 and March 15, 2001, and also requires the Company to register 1,000,000 of the 2,500,000 shares within 120 days following January 28, 2000.

      On January 28, 2000, MOS entered into a three year Consulting Agreement with Mr. Prochnow pursuant to which Mr. Prochnow is entitled to receive $50,000 per month plus benefits in consideration for consulting services. Such amount has been guaranteed by Symposium. Additionally, Mr. Prochnow has entered into a 5 year non-compete agreement with MOS expiring in January 2005.

      AmeriNet Commitment

      In February, 2000, the Company decided not to exercise its option (the "Option") to acquire 50.1% of the outstanding stock of AmeriNet, Inc. ("AmeriNet"), but as a prerequisite to consummating the DSI acquisition agreed to provide a $1.5 million credit facility to AmeriNet in addition to the $500,000 of loans already advanced during 1999. Mr. Prochnow owns 50% of the common stock of AmeriNet. The Company is treating its commitment to provide additional funding to AmeriNet as an increase in the purchase price of DSI due to the uncertainty of AmeriNet's ability to repay any of the loans.

      The credit facility requires that the Company fund AmeriNet $100,000 per month for the ten months beginning in March, 2000 through December 2000 inclusive, plus a payment of $500,000 by July 28, 2000.

      Coast Business Credit- Financing Facility

      In connection with the DSI acquisition, MOS and the Company entered into an agreement with Coast Business Credit ("Coast") to provide a credit facility (the "Coast Facility") used to fund the DSI Acquisition and working capital needs of MOS. The Coast Facility is for a term of three years, and provides a maximum credit line of $20 million subject to certain availability limitations. As a result of these availability limitations, the amount available for borrowing under the Coast Facility at the time of the DSI acquisition was $16.0 million, which MOS drew down in its entirety to finance the DSI acquisition. Interest on outstanding advances under the Coast Facility accrues at an annual rate equal to the higher of (i) the prime rate plus 200 basis points, calculated on the basis of the actual number of days elapsed in a 360 day year, and (ii) 9.0%. The Coast Facility requires Symposium and MOS to comply with specified financial covenants. In connection with the execution and delivery of the Coast Facility, the Company granted Coast 300,000 five-year options to purchase the Company's Common Stock at an exercise price of $3.53 per share (110% of the closing price of the Common Stock on the closing date). Coast extended the facility to the Company with the condition that the Company raise additional equity capital of not less than $3 million by February 28, 2000 which was subsequently extended to March 31, 2000. On March 30, 2000 the Company and Coast amended the Coast Facility as follows: (i) the covenant requiring the Company to raise additional cash equity of $3.0 million was eliminated; (ii) the parties reduced the consolidated net worth (defined as stockholder equity and subordinated debt) covenant to $9.0 million from $12.0 million at March 31, 2000; and (iii) a new covenant was added requiring that the Company maintain excess borrowing availability of (a) $750,000 through April 30, 2000, (b) $1.0 million from May 1, 2000 through June 30, (c) $2.0 million thereafter. If the Company raises additional equity of $3.0 million, this availability requirement is reduced to $750,000.

      Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A Preferred")

      On January 28, 2000, the Company issued 21,500 shares of Series A Preferred resulting in net proceeds to the Company totaling $2.0 million. The outstanding shares of Series A Preferred ("Series A Shares") were initially redeemable at an aggregate redemption price of $2,150,000 (plus accrued dividends at a rate of 16% per annum). As a result of the Company's failure to redeem the Series A Preferred on February 27, 2000, the Company was required to issue to the holders of the outstanding Series A Preferred (the "Series A Holders") an aggregate of 16,125 shares of Common Stock per day for each day that the Series A Shares remained outstanding from February 28 through March 28, 2000; and 26,875 shares of Common Stock per day for each day that such Series A Shares remained outstanding after March 28, 2000.

      If the Series A Shares were not redeemed by April 12, 2000, the Company would have been required to issue to the Series A Holders, monthly in advance, five-year warrants to purchase 215,000 shares of Common Stock per Series A Share at an exercise price of $.10 per share, for each 30-day period the Series A Shares remained outstanding from and after April 13, 2000. In addition, on April 13, 2000, the conversion price at which the Series A Shares were convertible into shares of Common Stock would have decreased from $2.00 to $0.10.

      On March 27, 2000, the Series A Holders (i) converted their total holdings of Series A Shares including accrued and unpaid dividends into an aggregate of 4,414,666 shares of Common Stock (representing a conversion price of $.50 per share); (ii) the Company agreed to issue to the Series A Holders: (A) warrants to purchase 1,103,500 shares of Common Stock at an exercise price of $.0.50 per share and (B) warrants to purchase 1,103,500 shares of Common Stock at an exercise price of $1.00 per share; and (iii) the Company paid to Capital Research, Ltd. (the placement agent for the Series A Shares and one of the Series A Holders) a fee of 220,000 shares of Common Stock.

      Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred")

      On January 28, 2000, the Company issued 15,350 shares of Series B Preferred resulting in net proceeds to the Company totaling $1.5 million. The Series B Preferred is initially convertible into 767,500 shares of Common Stock at a conversion price of $2.00 per share and is entitled to a 10% cumulative dividend, payable quarterly. In connection with the issuance and sale of the Series B Preferred, the Company issued to the holders of the Series B Preferred warrants to purchase 387,750 shares of Common Stock with an exercise price of $1.50 per share. The Series B Preferred is mandatorily redeemable on July 26, 2000 for an aggregate redemption price of $1,535,000, together with accrued dividends ($26,495 as of March 31, 2000 and accruing thereafter at a rate of 10% per annum). The Company is also required to redeem the Series B Preferred out of the proceeds of any subsequent financing greater than $10 million. If the Series B Preferred is not redeemed in full on or prior to July 26, 2000, the conversion price automatically decreases from $2.00 per share to $.50 per share.

      Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C Preferred")

      On January 28, 2000, the Company issued 52,892 shares of Series C Preferred resulting in net proceeds to the Company totaling approximately $5.0 million. The Series C Preferred is initially convertible into shares of Common Stock at $2.00 per share and is entitled to a 10% cumulative dividend, payable quarterly. In connection with the issuance and sale of the Series C Preferred, the Company issued to the holders of the Series C Preferred 1,763,067 shares of Common Stock. Additionally, the Company reduced the exercise price on 2,000,000 warrants previously issued to a holder of Series C Preferred from $3.50 per share to $1.00 per share. The Series C Preferred is mandatorily redeemable on July 26, 2000 at an aggregate redemption price of $5,289,200, together with accrued dividends ($91,923 as of March 31, 2000). The Company is also required to redeem the Series C Preferred out of the proceeds of any subsequent financing greater than $10 million. If the Series C Preferred is not redeemed in full on or prior to July 26, 2000, the conversion price automatically decreases from $2.00 per share to $.25 per share and the Company will be required to issue to the holders of the Series C Preferred, monthly in advance until the Series C Preferred is redeemed in full, five-year warrants to purchase 370,244 shares of Common Stock at a exercise price of $.25 per share.

      Preferred Stock Accounting

      The proceeds received from the issuances of preferred stock with common stock and/or common stock purchase warrants will be allocated to each component based on their relative fair values on January 28, 2000 (the date of issuance). The fair value of the preferred stock is considered to be equal to the aggregate market value of the equivalent number of common shares into which the preferred stock is convertible. The fair value of the common stock is based on the closing market value which was $3.20 on the date of issuance and the fair value of the common stock purchase warrants was determined using the Black"Scholes option pricing model.

      The difference between carrying value of the preferred stock and its mandatory redemption price (of $100 per share) will be amortized from the date of issuance to the mandatory redemption date by increasing the carrying value of the preferred stock and decreasing retained earnings for the accrual of preferred dividends. In addition, cumulative dividends payable to the preferred shareholders on the mandatory dates of redemption will also be accounted for by periodically increasing the carrying value of the preferred stock and decreasing retained earnings.

      All of the preferred shares were issued with a beneficial conversion feature that has an intrinsic value of $1.20 per share, representing the difference between the market value of the Company's common stock of $3.20 per share on the date of issuance and the initial conversion price of $2.00 per share on such date. Since all of the preferred stock is immediately convertible into common stock, the intrinsic value of the beneficial conversion feature will be characterized as a dividend and accounted for by increasing additional paid-in-capital and decreasing retained earnings on the date of issuance.

      Reductions in the conversion price of the preferred stock into common stock (that will take effect if the Company fails to redeem the preferred stock on the mandatory date of redemption) are considered contingencies that are not recognized for accounting purposes on the date of issuance. The difference between the intrinsic value that would result from a reduction of the conversion price in the event of a default and the intrinsic value recorded as a dividend on the date of issuance would be characterized as additional dividend that would further decrease retained earnings.

      As noted above, the Series A shareholders were issued 275,000 shares of common stock in exchange for extending the mandatory redemption date of the Series A preferred stock then subsequently agreed to convert their preferred shares and accumulated dividends into 4,414,666 shares of common stock. The market value of the Company's common stock on the date of conversion was $2.63. Accordingly, the Company recorded a contractual dividend of $57,533 payable to the Series A holders on the date of conversion and additional dividends of approximately $13.3 million including (i) the fair of the additional common shares and common stock purchase warrants, (ii) accretion of the difference between the carrying value and the redemption amount and (iii) the difference in the amount of intrinsic value of the beneficial conversion feature on the date of redemption and the date of original issuance.

      The following table summarizes (i) the allocation of the proceeds from the issuances of the preferred stock with common stock and common stock purchase warrants, (ii) the reduction in retained earnings resulting from the beneficial conversion feature and (iii) the incremental reduction in retained earnings that would result from a contractual changes in conversion prices in the event of a default.

                                      Series A      Series B       Series C
                                     ----------    ----------     ----------

Mandatory redemption amount          $2,150,000    $1,535,000     $5,289,200
                                     ----------    ----------     ----------
Allocation of proceeds to:
  Preferred stock                    $1,428,571    $1,173,715     $2,401,352
  Common stock                              430                        1,763
  Additional paid-in-capital          1,860,999     1,282,285      4,948,237
  Retained Earnings                  (1,290,000)     (921,000)    (2,401,352)
                                     ----------    ----------     ----------
  Gross proceeds                     $2,000,000    $1,535,000     $4,950,000
                                     ----------    ----------     ----------
Additional dividends resulting
from extension and conversion of
Series A preferred stock            $13,270,882
                                     ----------

Contingent dividends if default
occurs on Series B and C                           $7,368,000     $60,011,208
                                                   ----------     -----------

      Acquisition Bridge Financing

      Commtel Services Ltd. Note. On January 20, 2000, the Company entered into a note agreement (the "Commtel Note") with Commtel Services Ltd. ("Commtel") for a 30-day bridge loan in the principal amount of $300,000. The proceeds of this loan were used in connection with the financing of the DSI acquisition. The Commtel

Note accrued interest of a rate of 10% per annum, with principal and interest due and payable on February 20, 2000 . In consideration of the loan, the Company issued 75,000 shares of its Common Stock to Commtel. The Company failed to pay the Commtel Note at maturity, as a result of which: (i) the annual interest rate on the Commtel Note increased to 18% on all outstanding principal and accrued interest, and (ii) the Company was required to issue to Commtel an additional 50,000 shares of Common Stock as of February 21, 2000 and an additional 2,500 shares of Common Stock for each subsequent day until the Commtel Note was paid or converted (aggregating 77,500 shares on March 21, 2000). On March 21, 2000, Commtel converted the Commtel Note into approximately 614,048 shares of Common Stock in satisfaction of all principal and interest due. The proceeds received from the issuances of the Commtel Note with Common Stock are being allocated to each component based on their relative fair values on January 20, 2000 (the date of issuance). The fair value of the Common Stock on January 20, 2000 was $2.31 per share and resulted in discounted carrying value to the Commtel Note of $200,000 and an increase to stockholders' equity of $100,000.

      The difference between carrying value of the Commtel Note and its face value of $300,000 is being amortized from the date of issuance to its due date of February 20, 2000 and will be recorded as component of interest expense.

      As a result of the conversion of the Commtel Note, during the first quarter of 2000, the Company will record additional interest expense of approximately $1.2 million including interest of 10% on the Commtel Note, the fair market value of additional common shares issued under the penalty provision of the Commtel Note, and the intrinsic value of the beneficial conversion of the Commtel Note into 614,048 shares of common stock.

      Fontenelle Note. On January 25, 2000, the Company borrowed $500,000 from Fontenelle LLC, which borrowing was evidenced by a $500,000 principal amount Convertible Subordinated Note due March 25, 2000 (the "Fontenelle Note").

      The proceeds of this loan were used primarily in connection with the financing of the DSI acquisition. Interest accrued on the Fontenelle Note at an annual rate of 10% and was due and payable along with the outstanding principal at maturity. The Fontenelle Note was convertible into shares of Common Stock at a conversion price of $2.00 per share. The Company paid the Fontenelle Note in full on March 24, 2000.

      D2 Loan. On January 25, 2000, the Company borrowed $300,000 from D2 Co. LLC, which borrowing is payable on July 26, 2000 (the "D2 Loan"). The proceeds of the D2 Loan were used primarily in connection with the financing of the DSI acquisition. Interest accrues on the D2 Loan at an annual rate of 10% and is due and payable along with the outstanding principal at maturity. The outstanding principal amount of the D2 Loan is initially convertible into 150,000 shares of the Company's Common Stock at a conversion price of $2.00 per share. If the Company does not pay the D2 Loan by July 26, 2000, the conversion price is reduced to $0.50 per share (representing 600,000 shares of the Company's Common Stock).

      The beneficial conversion feature of the D2 note has an aggregate intrinsic value of $46,500. The aggregate intrinsic value of the beneficial conversion feature represents the difference between the market value of the Company's Common Stock of $2.31 per share on the date of issuance and the initial conversion price of $2.00 per share on such date. Since the note is immediately convertible into Common Stock, the intrinsic value of the beneficial conversion feature will be recorded as additional interest expense on the date of issuance.

      The reduction in the conversion price to $.50 per share that will take effect if the Company fails to repay the D2 note on its due date is considered a contingency that is not recognized for accounting purposes on the date of issuance. The reduction of the conversion price to $.50 per share, if it occurs, will result in additional interest expense of approximately $1 million based upon the difference between the intrinsic value of the conversion feature pursuant to the default provisions of the D2 note and the intrinsic value on the date of issuance.

Certain Trends and Uncertainties

      General Economic Conditions

      The Company's business may be adversely affected by periods of economic slowdown or recession which may be accompanied by a decrease in the availability of consumer credit. Any material decline in the availability of consumer credit may result in a decrease in consumer demand to utilize credit cards to purchase magazine subscriptions, which could adversely affect the demand for the Company's products and services.

      Interest Rates

      The Company's profitability may be directly affected by interest rates, specifically the Prime Rate, which affects the interest paid by MOS under the Coast Facility. The annual rate of interest payable under the Coast Facility is calculated at the higher of (i) the Prime Rate plus 200 basis points and (ii) 9.0%. An increase in the Prime Rate would increase the interest paid by MOS under the Coast Facility, adversely impacting earnings.

      Need to Increase Authorized Shares of Common Stock

      There are 25,000,000 shares of Common Stock authorized for issuance under the Company's Amended and Restated Certificate of Incorporation. The Company currently does not have sufficient authorized but unissued shares of Common Stock to enable it to issue shares of Common Stock issuable upon exercise or conversion of all of the Company's outstanding options, warrants or convertible securities, or to use its Common Stock as a currency to pursue acquisition or other business opportunities that the Company may consider attractive. The Board of Directors has approved an amendment to the Amended and Restated Certificate of Incorporation (the "Amendment"), and is currently in the process of seeking stockholder approval of such Amendment (by written consent pursuant to Section 228 of the Delaware General Corporation Law), to increase the authorized shares of Common Stock from 25,000,000 to 75,000,000. While stockholders owning more than fifty percent of the issued and outstanding shares of Common Stock (the percentage necessary to approve the Amendment) have indicated their intention to consent to the Amendment, the requisite consents have not yet been obtained and, accordingly, there can be no assurance that the Amendment will be approved.

      Need for Additional Financing

      The Company will require additional debt or equity financing in order to meet its obligations to redeem shares of mandatorily redeemable preferred stock and to pay the outstanding principal balances of and accrued interest on a short term bridge financing which matures during the next several months. The Company will also require additional financing to pursue its strategy of expanding its business operations through the development or acquisition of niche direct marketing businesses. The failure timely to obtain such financing could prevent the Company from continuing its business strategy or responding to changing business or economic conditions, could cause the Company to experience difficulty in withstanding any adverse operating results or competing effectively and could, therefore, materially adversely affect the Company. The Company financed its January 2000 acquisition of DSI with the proceeds of borrowings under the Coast Facility, the proceeds of certain bridge financing (described in the next sentence) and the proceeds from the issuance and sale of shares of the Company's Series A, B and C Preferred Stock. The bridge financing consisted of the Commtel Note; the Fontenelle Note; and the D2 Loan. Commtel converted the Commtel Note into Common Stock on March 21, 2000 and the Company paid the Fontenelle Note on March 24, 2000. The D2 Loan matures on July 26, 2000 and remains unpaid.

      The holders of the Series A Preferred have converted the outstanding Series A Preferred at a conversion price of $0.50 per share. See "Financial Condition and Liquidity - Series A Mandatorily Redeemable Convertible Preferred Stock" above. The outstanding shares of Series B Preferred Stock (the "Series B Shares") are mandatorily redeemable on or prior to July 26, 2000 at an aggregate redemption price of $1,535,000, together with accrued dividends ($26,495 as of March 31, 2000 and accruing thereafter at a rate of 10% per annum). The outstanding shares of Series C Preferred (the "Series C Shares") are mandatorily redeemable on or prior to July 26, 2000 at an aggregate redemption price of $5,289,200, together with accrued dividends ($91,293 as of March 31, 2000 and accruing thereafter at a rate of 10% per annum).

      As described above under "Financial Condition and Liquidity - Series B Mandatorily Redeemable Convertible Preferred Stock and Series C Mandatorily Redeemable Convertible Preferred Stock," the Company's failure timely to redeem the B and C Preferred Stock will trigger certain requirements under their respective Certificates of Designation and the Company's agreements with the holders thereof, that the Company issue shares of Common Stock or warrants to purchase Common Stock to the holders of Preferred Stock, and will result in a significant reduction of the applicable prices at which such Preferred Stock is convertible into Common Stock. Such issuances and reductions could result in significant dilution to the existing holders of Common Stock.

      Limited Operating History

      The Company's business, as currently conducted, has a limited operating history, and it is difficult to predict whether the Company's business will be successful.

      Acquisitions

      A key component of the Company's strategy is to acquire, on acceptable terms, companies that complement or enhance the Company's business. The Company's acquisition strategy may result in increased expenses, difficulties in integrating acquired companies and diversion of management's attention. There cannot be any assurance that the Company will be able to identify or successfully compete for attractive acquisition candidates or to complete acquisitions at reasonable purchase prices, in a timely manner or at all. In addition, certain of the Company's competitors have greater financial resources than the Company and may be able to more effectively complete acquisitions, which could result in increased prices for acquisition targets and a diminished number of companies available for acquisition.

      Other risks associated with the Company's acquisition growth strategy include: (i) expenses and difficulties in identifying potential targets and costs associated with uncompleted acquisitions; (ii) expenses, delays and difficulties of integrating acquired companies in the Company's existing organization; (iii) expenses of amortizing acquired companies' intangible assets; and (iv) issuance of equity securities to pay for acquisitions may be dilutive to existing stockholders. These risks could have a material adverse effect on the Company's financial condition, operating results and business.

      Managing Growth

      The Company's recent growth as a result of the DSI acquisition has required, and anticipated future growth will require, a substantial amount of the Company's managerial and operational resources. To manage future growth, management must continue to improve its operational and financial systems and expand, train, retain and manage its employee base. There can be no assurance that the Company will be able to effectively manage its growth. If the Company's (or its present or any future subsidiaries') systems, procedures or controls are inadequate to support their operations, the Company's expansion would be impaired. The Company's inability to manage growth effectively could have a material adverse effect on its financial condition, operating results and business.

      Volatility of Stock Price

      The market price of the Company's Common Stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of the company. Future market movements may materially and adversely affect the market price of the Company's Common Stock.

      Ownership of Company is Concentrated

      The five largest stockholders of the Company beneficially owned approximately 52% of the Company's issued and outstanding Common Stock as of March 31, 2000. As a result, these stockholders possess significant influence over the Company on business matters, including the election of directors or the approval of any other action requiring the approval of stockholders. This concentration of share ownership may: (i) delay or prevent a change of control of the Company; (ii) impede a merger, consolidation, takeover or other business combination involving the Company; or (iii) discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company.

      Shares Eligible for Future Sale Could Cause the Company's Stock Price to Decline

      The market price of the Common Stock could decline as a result of future sales of substantial amounts of the Company's Common Stock, or the perception that such sales could occur. Furthermore, certain of the Company's existing stockholders have the right to require the Company to register their shares, or shares of Common Stock into which their convertible securities, options, warrants or convertible debt are convertible, which may facilitate the sale of these shares in the public market.

      On January 28, 2000, Symposium entered into a Registration Rights Agreement with Richard Prochnow, which also requires the Company to register 1,000,000 of the shares owned by Mr. Prochnow within 120 days following January 28, 2000.

      On March 21, 2000 Symposium entered into a Settlement Agreement regarding the Commtel Note which provides that Symposium issue 816,548 shares of Symposium Common Stock to Commtel as full performance of Symposium's obligations under the Commtel Note. The Settlement Agreement grants Commtel piggyback registration rights with respect to these shares should Symposium effect the registration of any shares of Common Stock.

      In March 1999, the Company issued an aggregate of 100 Units, each Unit consisting of (i) 25,000 shares of its Common Stock and (ii) 25,000 warrants (the "Warrants"), each warrant representing the right to purchase one share of Common Stock at an exercise price of $3.50 per share expiring on December 31, 2001 (the "Units Offering"). In connection with this offering, the Company agreed to register, as promptly as practicable following June 16, 1999 (the date the Company's Common Stock was registered under Section 12 of the Securities Exchange Act of 1934, as amended) the Common Stock included the Units and all Common Stock issuable upon exercise of the Warrant component of the Units.

      In connection with the issuance of the Series A, B and C Mandatory Returnable Convertible Preferred Stock of the Company, the Company has agreed to register, upon demand, (i) the Common Stock issued, or issuable, upon conversion of the Series A, B and C Convertible Preferred Stock (collectively, the "Preferred Stock") (ii) the Common Stock issued, or issuable, upon exercise of warrants of the Company issued to the holders of Series B Convertible Preferred Stock and (iii) any other securities issued or issuable as a result of, or in connection with, any stock dividend, stock split or reverse stock split, combination, recapitalization, reclassification, merger or consolidation, exchange or distribution in respect of the Common Stock referred to above. The Company has also agreed to unlimited "piggy back rights" with respect to such shares.

      Credit Facility Covenants

      In connection with the financing of the DSI acquisition, MOS and the Company entered into the Coast Facility. The Company has guaranteed MOS' obligations under the Coast Facility. Under the terms of the agreement with Coast, the Company is required, among other things, to maintain a consolidated net worth of not less than $9.0 million (defined as stockholders' equity and subordinated debt) and excess borrowing availability of (a) $750,000 through April 30, 2000, (b) $1.0 million from May 1 through June 30, 2000 and (c) $2.0 million thereafter. If the Company raises additional equity of $3.0 million, the excess availability requirement is reduced to $750,000. If the Company cannot satisfy these covenants, or other covenants under the Coast Facility, it will be required to seek a waiver or amendment from Coast. Although Coast has agreed to waivers and amendments in the past, there can be no assurance that Coast will do so in the future. If MOS and the Company are in default of their obligations to Coast, Coast would be entitled to accelerate the maturity of outstanding indebtedness under the Coast Facility ($15,257,095 is outstanding as of March 30, 2000) and to enforce its security interest in the Company's assets.

      Preferred Stock; Possible Anti-Takeover Effect

      The Company's Certificate of Incorporation, as amended, authorizes the board of directors (the "Board of Directors") to issue up to 10,000,000 shares of preferred stock, par value $.001 per share. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include, among other things, voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. After giving effect to the conversion of the series A preferred into common stock, there are two series of preferred stock currently outstanding which have a liquidation preference. In addition, specific rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with, or sell its assets to a third party. The ability of the Board of Directors to issue preferred stock could discourage, delay, or prevent a takeover of the Company, hereby preserving control of the Company by the current stockholders.

      Dependence on Key Personnel

      The Company's and MOS' success depends to a significant extent upon a number of key employees and management. The loss of the services of key employees could adversely affect our business, operating results or financial condition.

      Year 2000

      The Year 2000 issue is one where computer systems recognize the designation "00" as 1900 instead of 2000, potentially resulting in system failure or miscalculations. In recognition of this Year 2000 issue, commencing in the second quarter of 1999, MOS initiated a review of its information technology systems, on which we are dependent for the conduct of our business operations, as well as the computer hardware and software products, components and other equipment supplied to us by third parties in order to determine the adequacy of those systems in light of our future business requirements. We completed our review in the fourth quarter of 1999.

      As a result of our review, we determined that our internal financial software systems are adequate for our future business needs, including Year 2000 compliance, and do not need to be replaced. The cost of our Year 2000 efforts was immaterial. To date, we have not experienced any material Year 2000 compliance problems relating to our internal financial software systems or our other information technology systems, computer hardware, software products and components or other equipment.

      We have not assessed the Year 2000 readiness of any third parties with whom we have relationships. Due to our uncertainty of the Year 2000 readiness of these third parties, we cannot determine whether the failure by one or more of these parties to be Year 2000 compliant will materially impact our business, financial condition or results of operations. Through March 31, 2000, we have not experienced any material Year 2000 compliance failures by any third parties.

      If we or the third parties with which we have relationships were to fail to meet Year 2000 requirements, we would likely encounter disruptions to our business that could have a material adverse effect on our business, financial position or results of operations. We could be materially and adversely impacted by widespread economic or financial market disruption or by Year 2000 computer system failures of third parties with which we have relationships.

ITEM 7. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----

Report of Independent Certified Public Accountants                      19

Financial Statements

      Consolidated Balance Sheets                                       20

      Consolidated Statements of Operations                             21

      Consolidated Statement of Stockholders' Equity                    22

      Consolidated Statements of Cash Flows                             23

      Notes to Consolidated Financial Statements                       24-41

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
   Symposium Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Symposium Corporation and Subsidiary as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symposium Corporation and Subsidiary as of December 31, 1998 and 1999 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ GRANT THORNTON LLP

New York, New York
March 31, 2000

                      Symposium Corporation and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                                                                                                      1999 Unaudited
                                                                                                                       Consolidated
                                                                                                                        Pro Forma
                              ASSETS                                                       1998            1999          (Note C)
                                                                                       ------------    ------------    ------------

Current assets
    Cash and cash equivalents                                                          $    276,243    $    337,615    $    337,615
    Trade accounts receivable, net of collection and
      cancellation reserve of $18,493,203                                                                                28,401,999
    Prepaid insurance                                                                                        19,916         555,920
    Deferred expenses                                                                                                     1,472,040
                                                                                       ------------    ------------    ------------
          Total current assets                                                              276,243         357,531      30,767,574
                                                                                       ------------    ------------    ------------
Equipment (at cost, less accumulated depreciation)                                            3,583          34,208         287,918
Organizational costs                                                                         25,110
Deferred acquisition costs                                                                                  514,317
Deferred financing costs                                                                                    150,000       1,106,000
Goodwill and other intangible assets                                                                                      5,775,824
Other assets                                                                                 39,315
                                                                                       ------------    ------------    ------------
                                                                                       $    344,251    $  1,056,056    $ 37,937,316
                                                                                       ============    ============    ============

               Liabilities and Stockholders' Equity

Current liabilities
    Cash overdraft                                                                                                     $  2,235,950
    Revolving credit facility                                                                                            16,000,000
    Acquisition bridge notes and loan                                                                                       300,000
    Trade accounts payable                                                             $     69,233    $     69,093       4,021,318
    Accrued closing costs                                                                                                 2,000,000
    Accrued professional fees                                                                               454,280         494,280
    Other current liabilities                                                                                               238,921
    Deferred revenue                                                                                                      3,004,164
                                                                                       ------------    ------------    ------------
          Total current liabilities                                                          69,233         523,373      28,294,633
                                                                                       ------------    ------------    ------------
Commitments and contingencies
Mandatorily redeemable preferred stock, par value $.001 per share; authorized,
    10,000,000 shares; no shares issued and outstanding in 1998 and 1999; 89,742
    outstanding on a pro forma basis                                                                                      3,548,305

Stockholders' equity
    Common stock, par value $.001 per share; authorized, 25,000,000 shares;
      7,370,464 shares and 14,043,214 shares issued and outstanding at December
      31, 1999 and 1998, respectively; 21,962,495 outstanding on a pro forma basis            7,370          14,043          21,962
    Additional paid-in capital                                                              587,152      12,848,277      37,530,105
    Note receivable  - common stock                                                                      (2,500,000)     (2,500,000)
    Accumulated deficit                                                                    (319,504)     (9,829,637)    (28,957,689)
                                                                                       ------------    ------------    ------------
                                                                                            275,018         532,683       6,094,378
                                                                                       ------------    ------------    ------------
                                                                                       $    344,251    $  1,056,056    $ 37,937,316
                                                                                       ============    ============    ============

The accompanying notes are an integral part of these statements.

                      Symposium Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                                                                                      1999 Unaudited
                                                                                                                       Consolidated
                                                                                                                        Pro Forma
                                                                                 1998                 1999               (Note C)
                                                                             ------------         ------------         ------------

Revenues, net                                                                                                          $ 85,356,097
Direct costs and expenses                                                                                                73,980,868
                                                                                                                       ------------

        Gross profit                                                                                                     11,375,229
                                                                                                                       ------------

Expenses
    Salaries and benefits                                                                         $    594,118            2,348,459
    Consulting expenses                                                      $    145,838            6,577,827            6,977,827
    Bad debt expense                                                                                   500,000              500,000
    Other operating expenses                                                      173,666            1,246,382            3,276,445
    Amortization of goodwill and other intangible assets                                                                    577,582
    Costs of acquisitions not consummated                                                              621,716              621,716
                                                                             ------------         ------------         ------------

        Total expenses                                                            319,504            9,540,043           14,302,029
                                                                             ------------         ------------         ------------

    Loss from operations                                                         (319,504)          (9,540,043)          (2,926,800)

Other income (expense)
    Interest expense                                                                                                     (2,082,357)
    Other income                                                                       --               29,910              468,478
                                                                             ------------         ------------         ------------

    NET LOSS                                                                     (319,504)          (9,510,133)          (4,540,679)

Preferred stock dividends                                                              --                                (3,612,431)
                                                                             ------------         ------------         ------------

Net loss to common stockholders                                              $   (319,504)        $ (9,510,133)        $ (8,153,110)
                                                                             ============         ============         ============

Basic and diluted loss per share                                             $      (0.18)        $       (.80)        $      (0.41)
                                                                             ============         ============         ============

Weighted-average shares of common stock outstanding -
    basic and diluted                                                           1,729,428           11,852,273           19,771,554
                                                                             ============         ============         ============

The accompanying notes are an integral part of these statements.

                      Symposium Corporation and Subsidiary

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1998 and 1999

                                                     Common stock
                                              -------------------------
                                                Number                    Additional
                                                  of                        paid-in         Note        Accumulated
                                                shares         Amount       capital      receivable       deficit          Total
                                              -----------   -----------   -----------   ------------    ------------    -----------
Balance at January 1, 1998
Sales of common stock                           7,361,264   $     7,361   $   430,977                                   $   438,338
Common stock issued for consulting
   services                                         9,200             9           175                                           184
Stock options and warrants issued
   for services                                                                73,000                                        73,000
Contributed service - officers                                                 83,000                                        83,000
Net loss for the year ended
   December 31, 1998                                                                                    $   (319,504)      (319,504)
                                              -----------   -----------   -----------                   ------------    -----------

Balance at December 31, 1998                    7,370,464         7,370       587,152                       (319,504)       275,018
Sales of common stock                           5,429,250         5,429     5,475,589   $ (2,500,000)                     2,981,018
Issuances of common stock from
   exercise of previously issued
   warrants                                        28,500            29        28,451                                        28,480
Stock warrants issued for consulting
   services                                                                 3,525,550                                     3,525,550
Common stock issued for consulting
   services                                     1,215,000         1,215     3,231,535                                     3,232,750
Net loss for the year ended
   December 31, 1999                                                                                      (9,510,133)    (9,510,133)
                                              -----------   -----------   -----------   ------------    ------------    -----------
Balance at December 31, 1999                   14,043,214   $    14,043   $12,848,277   $ (2,500,000)   $ (9,829,637)   $   532,683
                                              ===========   ===========   ===========   ============    ============    ===========

The accompanying notes are an integral part of this statement.

                      Symposium Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                                                   1998                    1999
                                                                                               -----------              -----------

Cash flows from operating activities
    Net loss                                                                                   $  (319,504)             $(9,510,133)
    Adjustments to reconcile results of operations to
      net cash effect of operating activities
    Value of common stock and common stock purchase
      warrants issued for services                                                                  73,000                6,486,300
    Contributed services - officers                                                                 83,000
    Depreciation                                                                                       124                    5,124
    Bad debt expense                                                                                                        500,000
    Write-off of organization costs                                                                                          25,110
    Changes in assets and liabilities
        Prepaid insurance                                                                                                   (19,916)
        Other assets                                                                               (39,315)                  39,315
        Accounts payable and other accrued expenses                                                 69,233                  454,140
                                                                                               -----------              -----------
        Net cash used in operating activities                                                     (133,462)              (2,020,060)
                                                                                               -----------              -----------
Cash flows from investing activities
    Purchase of equipment                                                                           (3,707)                 (35,749)
    Organization costs                                                                             (24,926)
    Loans made to AmeriNet                                                                                                 (500,000)
    Deferred acquisition costs                                                                                             (242,317)
                                                                                               -----------              -----------
        Net cash used in investing activities                                                      (28,633)                (778,066)
                                                                                               -----------              -----------
Cash flows from financing activities
    Sales of common stock                                                                                                 3,009,498
    Deferred financing costs                                                                       438,338                 (150,000)
                                                                                               -----------              -----------
        Net cash provided by financing activities                                                  438,338                2,859,498
                                                                                               -----------              -----------
        Net increase in cash and cash equivalents                                                  276,243                   61,372
Cash and cash equivalents at beginning of year                                                          --                  276,243
                                                                                               -----------              -----------
Cash and cash equivalents at end of year                                                       $   276,243              $   337,615
                                                                                               ===========              ===========

Supplemental disclosures of noncash activities:
    During the year ended December 31, 1999, 2,500,000 shares of common stock were issued at $1.00 per share in exchange for a note receivable.

    The Company issued common stock purchase warrants with a fair value of $152,000 in exchange for services rendered in connection with acquiring Direct Sales International in January 2000.

The accompanying notes are an integral part of these statements.

                      Symposium Corporation and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1999

NOTE A - Organization

      Symposium Corporation ("Symposium" or the "Company") was incorporated in Delaware on May 9, 1997 under the name of Brack Industries Inc. and, after amending its certificate of incorporation, changed its name to Symposium Corporation in December 1998. The Company was inactive until December 1998. The Company's principal business strategy is to identify, acquire, and consolidate direct marketing businesses. In November 1999, the Company formed Media Outsourcing, Inc. ("MOS") formerly known as Direct Sales International, Inc., a wholly-owned subsidiary, for the purpose of acquiring the assets of Direct Sales International, LP. The Company completed this acquisition in January 2000 (see Note C). From December 1998 through June 1999, the Company, through its wholly-owned subsidiary Publishers Advantage Corporation ("PAC"), had minimal operations and was principally engaged in telemarketing in the United States for magazine and periodical subscription renewals to persons whose subscriptions had recently expired. The Company discontinued the operations of PAC as of June 30, 1999 (see Note O).

NOTE B - Liquidity and Financial Results

      The Company experienced a loss from operations of approximately $9.5 million for the year ended December 31, 1999 and has a limited amount of working capital available to meet the short-term needs of the business. In addition, substantial funding is still required in order for the Company to pursue its strategy of acquiring and consolidating direct marketing businesses.

      The Company had minimal operations before acquiring Direct Sales International, LP and management believes that its 1999 loss and shortage of working capital reflect the fact that the Company was principally focused on consummating its first acquisition. Management believes the Company's revolving credit facility, as described in Note C, provides sufficient financing, and, in addition, the acquisition of Direct Sales International, LP (see Note C) will enable the Company to generate sufficient cash flow from operations to meet the working capital needs of the business over the next year.

      Although management is seeking additional sources of financing, there can be no assurance that the Company will be successful in its efforts to raise additional capital nor can there be any assurance that the acquisition of Direct Sales International, LP will improve the Company's operating results.

                      Symposium Corporation and Subsidiary

                           December 31, 1998 and 1999

NOTE C - Subsequent Events

      Acquisition of Direct Sales International, LP ("DSI Acquisition")

      On January 28, 2000, the Company, through its wholly-owned subsidiary MOS, acquired substantially all of the assets and assumed certain liabilities of Direct Sales International, LP ("DSI"), a Georgia limited partnership, for approximately $27.6 million, including closing costs of approximately $1.1 million and an agreement to provide approximately $1.5 million of funding to AmeriNet, Inc. ("AmeriNet"). The transaction will be accounted for as a purchase business combination.

      AmeriNet is 50% owned by the seller of DSI (the "Seller") and the agreement to provide $1.5 million of funding to AmeriNet arose in connection with Symposium choosing not to exercise an option to purchase 50.1% of AmeriNet's outstanding common stock as more fully described in Note E.

      The acquisition was financed by borrowing $16 million ($15.8 million of proceeds, net of fees) under a revolving credit facility entered into contemporaneous with consummating the acquisition and the remainder was funded with proceeds received from sales of common stock and common stock purchase warrants, Series A, B and C mandatorily redeemable convertible preferred stock and the acquisition bridge loans described below.

      Concurrent with the acquisition, the Company also entered into a three-year consulting agreement with the seller of DSI for $600,000 per annum plus benefits and a five-year non-compete agreement expiring in January 2005.

                      Symposium Corporation and Subsidiary

                           December 31, 1998 and 1999

NOTE C (continued)

      Unaudited Consolidated Pro Forma Financial Information

      The unaudited consolidated pro forma balance sheet gives effect, as of December 31, 1999, to (i) the acquisition of the assets and business of DSI, (ii) the revolving credit facility, (iii) the issuances of the Series A, B and C mandatorily redeemable convertible preferred stock, (iv) the acquisition bridge financings and (v) the conversion of the Series A preferred and Commtel acquisition bridge note into common stock. The unaudited consolidated pro forma statement of operations gives effect to the recurring impact on each of the events described plus the additional compensation expense that the Company would incur pursuant to the consulting agreement entered into with the seller of DSI as if each had occurred on January 1, 1999.

      The unaudited consolidated pro forma statement of operations does not include the following non-recurring charges resulting from the events described above: (i) additional interest expense associated with the beneficial conversion feature of the D-2 loan; (ii) any interest expense associated with the Commtel acquisition note, since it is deemed to have been converted into common stock on January 1, 1999; (iii) net loss to common shareholders, which are immediately convertible into Series B and C, does not include any dividends associated with the issuance or conversion of the Series A preferred stock, since those shares are deemed to have been converted into common stock on January 1, 1999, nor does it include additional dividends associated with the beneficial conversion features of the preferred stock. The weighted-average number of shares used to determine pro forma loss per share gives effect to common stock issued in connection with the Commtel note and sale of Series A preferred stock and the conversion of those instruments into Symposium common stock as if those shares were issued on January 1, 1999, but does not give effect to common stock equivalents associated with acquisition bridge financings and preferred stock since their effect would be antidilutive.

      The unaudited consolidated pro forma financial statements do not purport to represent what the Company's financial position or results of operations would actually have been had any of the events described above on such dates occurred nor do they purport to project the Company's financial position or results of operations for any future date. The actual financial information and results of operations may differ significantly from that presented in the accompanying pro forma financial information.

                      Symposium Corporation and Subsidiary

                           December 31, 1998 and 1999

NOTE C (continued)

      The following table provides an analysis of the purchase price of the DSI acquisition. The excess of the purchase price over the book value of the net assets acquired has been allocated to goodwill and other intangible assets based upon a preliminary analysis of the net assets acquired and certain assumptions that the Company believes are reasonable. The actual allocation of purchase price may differ significantly from the pro form amounts included herein.

         Cash consideration paid to the seller                       $25,000,000
         Commitment to fund Amerinet, Inc.                             1,500,000
         Estimated transaction expenses                                1,014,317
                                                                     -----------

         Total purchase cost                                          27,514,317

         Estimated fair value                                         21,738,493
                                                                      ----------

         Purchase price in excess of estimated fair value
             of net assets acquired                                  $ 5,775,824
                                                                     ===========

         Allocation of purchase price in excess of book value
             of net assets acquired to goodwill and other
             intangible assets                                       $ 5,775,824
                                                                     ===========

      Note Receivable for Common Stock

      In June 1999, the Company issued 2.5 million shares of its common stock to the seller of DSI for $1.00 per share in exchange for a note receivable with interest at 7.75% per annum. In January 2000, the note was amended, at which time the seller paid $2,500 of the principal and the due date for the remaining balance was extended to January 2003 (except that if the holder sells any portion of the stock, a portion of the proceeds from such sale must be applied toward repaying the note). In addition, the requirement to pay interest was rescinded. The stock note receivable is presented in the stockholders' equity section of the balance sheet. The seller has pledged 1.9 million shares as collateral for the note.

      The Company entered into a Registration Rights Agreement with the seller that requires the Company to register 1.0 million of the 2.5 million shares by May 27, 2000 and provides the seller with the right to sell up to 600,000 shares back to the Company for $3.00 per share from January 2001 through March 2001.

                      Symposium Corporation and Subsidiary

                           December 31, 1998 and 1999

NOTE C (continued)

      Revolving Credit Facility

      On January 28, 2000, the Company and its newly acquired subsidiary entered into a three-year revolving credit facility, as amended, with a bank providing for borrowings of up to $20 million subject to certain availability limitations stipulated in the agreement. All borrowings under this facility are repayable with interest at the prime rate plus 2% per annum but not less than 9%. The Company is also required to maintain certain minimum earnings ratios and levels of net worth as defined in the agreement and MOS is restricted from making distributions to Symposium in excess of $1.8 million annually plus any amounts necessary for tax obligations attributable to its operations. All of the Company's assets are pledged as collateral for this obligation.

      The Company incurred fees and expenses in connection with this facility of approximately $1.1 million (see Note H), which will be amortized over three years.

      Mandatorily Redeemable Preferred Stock

            Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A Preferred")

            On January 28, 2000, in a private placement, the Company sold 21,500 units, each unit consisting of one share of Series A mandatorily redeemable convertible preferred with a face value of $100 each and 20 shares of the Company's common stock for gross proceeds of $2.0 million. The Series A Preferred is initially convertible into 1,075,000 shares of common stock at a conversion ratio of $2.00 per share and carries a 16% per annum cumulative dividend.

            The Series A Preferred was originally issued with a mandatory redemption date of March 28, 2000 and the right for the holders to receive 50% of the first $500,000 of any new financings until redeemed in full and 16,125 shares of common stock per day for each day the Series A Preferred shares are outstanding from day 31 to day 60 from the issuance date. At day 61, the number of shares issued daily would have increased to 26,875 per day until the Series A Preferred is fully redeemed.

                      Symposium Corporation and Subsidiary

                           December 31, 1998 and 1999

NOTE C (continued)

            On March 21, 2000, the holders of the Series A preferred extended the due date for the redemption of their shares to April 12, 2000 in exchange for 275,000 shares for the Company's common stock; then, on March 27, 2000, they agreed to convert their shares into 4,414,666 shares of common stock at a conversion ratio of $.50 per share based on the Series A aggregate redemption price of $2,207,333, including $2,150,000 representing the face value of the shares and accrued dividends of $57,333. In addition, Series A holders were also issued 2,207,000 five-year common stock purchase warrants, including 1,103,500 with an exercise price of $.50 per share and 1,103,500 with an exercise price of $1.00 per share plus a fee of 220,000 shares of common stock.

            As a result of the extension and conversion, the former Series A holders now own 5,339,666 shares of the Company's common stock, plus warrants to purchase 2,207,000 additional shares of the Company's common stock as of March 27, 2000.

            Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred")

            On January 28, 2000, in a private placement, the Company sold 15,350 units, each unit consisting of one share of Series B mandatorily redeemable convertible preferred stock with a face value of $100 each and warrants to purchase 25 shares of the Company's common stock for gross proceeds of $1.5 million. The Series B Preferred is initially convertible into 767,500 shares of common stock at a conversion ratio of $2.00 per share and carries a 10% cumulative dividend, payable quarterly. The common stock purchase warrants are exercisable for three years from their date of issuance at an exercise price of $1.50 per share.

            The Series B Preferred is mandatorily redeemable on the earlier of July 26, 2000 or upon the consummation of an additional financing transaction resulting in gross proceeds of at least $10 million. If the Company does not redeem the shares by July 26, 2000, the conversion ratio is reduced to $.50 per share (representing 3,070,000 shares of the Company's common stock).

            Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C Preferred")

            On January 28, 2000, in a private placement, the Company sold 52,892 units, each unit consisting of one share of Series C mandatorily redeemable convertible preferred stock with a face value of $100 each and 33.33 shares of the Company's common stock for approximately $5 million. Additionally, the Company reduced the exercise price on 2 million warrants previously issued to a Series C holder from $3.50 per share to $1.00 per share. The Series B Preferred is initially convertible into 2,644,600 shares of common stock at a conversion ratio of $2.00 per share and carries a 10% cumulative dividend, payable quarterly.

                      Symposium Corporation and Subsidiary

                           December 31, 1998 and 1999

NOTE C (continued)

            The Series C Preferred is also mandatorily redeemable on the earlier of July 26, 2000 or upon the consummation of a financing transaction resulting in gross proceeds of at least $10.0 million. If the Company does not redeem the shares by July 26, 2000, the conversion ratio is reduced to $.25 per share (representing 21,156,800 shares of the Company's common stock) and the Company must issue 370,244 five-year common stock purchase warrants with an exercise price of $.25 per share each month until the shares are fully redeemed.

            Preferred Stock Accounting

            The proceeds received from the issuances of preferred stock with common stock and/or common stock purchase warrants will be allocated to each component based on their relative fair values on January 28, 2000 (the date of issuance). The fair value of the preferred stock is considered to be equal to the aggregate market value of the equivalent number of common shares into which the preferred is convertible. The fair value of the common stock is based on the closing market value, which was $3.20 on the date of issuance and the fair value of the common stock purchase warrants was determined using the Black-Scholes option pricing model.

            The difference between the carrying value of the preferred stock and its mandatory redemption price (of $100 per share) will be amortized from the date of issuance to the mandatory redemption date by increasing the carrying value of the preferred stock and decreasing retained earnings for the accrual of preferred dividends. In addition, cumulative dividends payable to the preferred shareholders on the mandatory dates of redemption will also be accounted for by periodically increasing the carrying value of the preferred stock and decreasing retained earnings.

            All of the preferred shares were issued with a beneficial conversion feature that has an intrinsic value of $1.20 per share, representing the difference between the market value of the Company's common stock of $3.20 per share and the initial conversion price of $2.00 per share on the date of issuance. Since all of the preferred shares are immediately convertible into common stock, the intrinsic value of the beneficial conversion feature will be characterized as a preferred dividend and accounted for by increasing additional paid-in capital and decreasing retained earnings on the date of issuance.

            Reductions in the conversion price of the preferred stock into common stock (that would take effect if the Company fails to redeem the preferred stock on the mandatory date of redemption) are considered contingencies that are not recognized for accounting purposes on the date of issuance. The difference between the intrinsic value that would result from a reduction of the conversion price in the event of a default and the intrinsic value recorded as a dividend on the date of issuance would be characterized as additional dividends that would further decrease retained earnings.

                      Symposium Corporation and Subsidiary

                           December 31, 1998 and 1999

NOTE C (continued)

      As noted above, the Series A shareholders were issued 275,000 shares of common stock in exchange for extending the due date of the Series A preferred then subsequently agreed to convert their preferred shares and accumulated dividends into 4,414,666 shares of common stock. The market value of the Company's common stock on the date of conversion was $2.63. Accordingly, the Company recorded, upon conversion, a contractual dividend of $57,533 payable to the Series A holders on the date of conversion and additional dividends of approximately $13.3 million including (i) the fair value of the additional common shares and common stock purchase warrants,
      (ii) accretion of the difference between the carrying value and the redemption amount, and (iii) the difference in the amount of intrinsic value of the beneficial conversion feature on the date of redemption and the date of original issuance.

      The following table summarizes (i) the allocation of the proceeds from the issuances of the preferred stock with common stock and common stock purchase warrants, (ii) the preferred stock dividends and reduction in retained earnings resulting from the beneficial conversion feature and
      (iii) the incremental preferred stock dividends and reduction in retained earnings that would result from contractual changes in conversion prices in the event of a default:

                                                                     Series A          Series B           Series C
                                                                    -----------       ----------        ------------

         Mandatory redemption amount                                $ 2,150,000       $1,535,000        $  5,289,200
                                                                    ===========       ==========        ============

         Allocation of proceeds to:
           Preferred stock                                          $ 1,428,571       $1,173,715        $  2,401,352
           Common stock                                                     430                                1,763
           Additional paid-in capital                                 1,860,999        1,282,285           4,948,237
           Retained earnings                                         (1,290,000)        (921,000)         (2,401,352)
                                                                    -----------       ----------        ------------

           Gross proceeds                                           $ 2,000,000       $1,535,000        $  4,950,000
                                                                    ===========       ==========        ============

         Additional dividends resulting from extension and
            conversion of Series A preferred stock                  $13,270,882
                                                                    ===========

         Contingent dividends if default occurs on Series B
            and C                                                                     $7,368,000         $60,011,208
                                                                                      ==========        ============

                      Symposium Corporation and Subsidiary

                           December 31, 1998 and 1999

NOTE C (continued)

      Acquisition Bridge Loans

            Commtel Services LTD Note

            On January 20, 2000, the Company entered into a note agreement with Commtel Services, Ltd. (the "Commtel Note") for a 30-day bridge loan in the principal amount of $300,000 that was due, with interest at 10% per annum, on February 20, 2000. The proceeds of the loan were used to acquire DSI. The Company issued 75,000 shares of its common stock to Commtel as consideration for the loan.

            The proceeds received from the issuances of the note with common stock are being allocated to each component based on their relative fair values on January 20, 2000 (the date of issuance). The fair value of the common stock on January 20, 2000 was $2.31 and resulted in discounted carrying value to the note of $200,000 and an increase to stockholders' equity of $100,000.

            The difference between the carrying value of the note and its face value of $300,000 is being amortized from the date of issuance to its due date of February 20, 2000 and will be recorded as a component of interest expense.

            The Company defaulted on its obligation to repay the note on its due date and, as a result, the interest rate increased to 18% per annum and the Company was required to immediately issue 50,000 additional shares of its common stock to Commtel.

            On March 21, 2000, Commtel agreed to convert the note into 614,048 shares of common stock (representing a $.50 per share conversion ratio) in settlement of the $300,000 principal balance plus accrued interest of approximately $7,000. In addition, the Company was also required to issue an additional 77,500 shares of its common stock to Commtel pursuant to the default provisions of the note under which Commtel is entitled to 2,500 additional shares of the Company's common for each day the note remained in default. As a result of the above, Commtel now owns an aggregate of 816,548 shares of the Company's common stock.

            As a result of the conversion, the Company recorded additional interest expense of approximately $1.2 million, including (i) contractual interest of 10%; (ii) the fair market value of additional common shares issued in exchange for the holders agreement to convert; (iii) the additional shares issued under the penalty provision; (iv) and the intrinsic value of the beneficial conversion of the note into 614,048 shares of common stock.

                      Symposium Corporation and Subsidiary

                           December 31, 1998 and 1999

NOTE C (continued)

            Fontenelle Subordinated Bridge Note

            On January 25, 2000, the Company entered into a Subordinated Bridge Note agreement with Fontenelle LLC (the "Fontenelle Note") in the principal amount of $500,000, due with accrued interest at 10% per annum on March 25, 2000. The proceeds of the loan were used to acquire DSI. The loan was repaid with interest of approximately $8,000 on March 24, 2000.

            D2 Loan

            January 25, 2000, the Company entered into a Convertible Subordinated Bridge Loan in the amount of $300,000 with D2 Partners (the "D2 Loan"). The proceeds of this loan were used to acquire DSI. The D2 Loan is repayable with interest at 10% per annum on July 26, 2000. The D2 Loan is initially convertible into 150,000 shares of the Company's common stock at a conversion ratio of $2.00 per share. If the Company does not redeem the note by July 26, 2000, the conversion ratio is reduced to $0.50 per share (representing 600,000 shares of the Company's common stock).

            The beneficial conversion feature of the note has an aggregate intrinsic value of $46,500. The aggregate intrinsic value of the beneficial conversion represents the difference between the market value of the Company's common stock of $2.31 per share and the initial conversion price of $2.00 per share on the date of issuance. Since the note is immediately convertible into common stock, the intrinsic value of the beneficial conversion feature will be recorded as additional interest expense on the date of issuance.

            The reduction in the conversion price to $.50 per share (that would take effect if the Company fails to repay the note on its due date) is considered a contingency that is not recognized for accounting purposes on the date of issuance. The reduction of the conversion price to $.50 per share would result in additional interest expense $1 million based upon the difference between the intrinsic value of the conversion feature pursuant to the default provisions of the note and the intrinsic value on the date of issuance.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

                      Symposium Corporation and Subsidiary

                           December 31, 1998 and 1999

NOTE D (continued)

      Reclassifications

      Certain amounts in the statements have been reclassified to conform to the 1999 presentation.

      Use of Estimates in the Preparation of Financial Statements

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

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less to be considered cash equivalents.

      Property and Equipment

      Property and equipment are recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets which are five years.

      Deferred Financing Costs

      The deferred financing costs are amortized on a straight-line basis over the term of the related credit facility (see Note C), which is three years.

      Accounting for Stock-Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, when the exercise price of the Company's employee stock option is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                      Symposium Corporation and Subsidiary

                           December 31, 1998 and 1999

NOTE D (continued)

      Net Loss Per Share

      Net loss per share is presented under Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to 600,000 and 2,803,000 outstanding options and warrants for the years ended December 31, 1999 and 1998, respectively.

NOTE E - Costs of Acquisitions not Consummated

      In February 2000, the Company announced its decision not to exercise its options to purchase 50.1% of the outstanding common stock of AmeriNet and all of the outstanding common stock of Hamilton Telecommunications, Ltd. ("Hamilton"). As a result, the Company recorded a $621,716 charge during the fourth quarter of 1999 representing the write-off of previously deferred acquisition costs. The charge, which is presented as the cost of acquisitions not consummated, principally consists of legal and professional fees, including $38,000 for the fair value of common stock purchase warrants and $432,000 for 225,000 shares of common stock that were issued to various consultants. In connection with the AmeriNet agreement, the Company made a $500,000 loan to AmeriNet, which bears interest at 8%. At December 31, 1999, the entire amount of the note is reserved due to its uncertainty of collection.

NOTE F - Deferred Acquisition Costs

      Deferred acquisition costs of $514,317 principally represent legal and consulting fees incurred in connection with the Company's acquisition of the assets and business of DSI and include $272,000 for the fair value of warrants issued to consultants in exchange for services. These costs will be added to the acquisition purchase price in determining the total cost to be allocated to the net assets acquired.

                      Symposium Corporation and Subsidiary

                           December 31, 1998 and 1999

NOTE G - Income Taxes

      Significant components of the Company's deferred tax assets are as follows:

                                                               1998          1999
                                                           -----------    -----------

      Net operating losses                                 $    45,000    $ 2,365,000
      Organization and start-up costs                           82,000         72,000
      Common stock purchase warrants issued for services                    1,356,000
      Bad debt reserve                                           1,000        200,000
      Other                                                                     7,000
                                                           -----------    -----------

                                                               128,000      4,000,000
      Valuation allowance                                     (128,000)    (4,000,000)
                                                           -----------    -----------

      Net deferred tax asset                               $        --    $        --
                                                           ===========    ===========

      At December 31, 1999, the Company had Federal and State net operating loss carryforwards of approximately $5.9 million that will be available to offset future taxable income, if any, through December 2019. The utilization of the net operating losses may be subject to a substantial limitation due to the "change of ownership" provisions under Section 382 of the Internal Revenue Code and similar State provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A 100% valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences since there is no assurance that their benefit will be realized in the future.

      At December 31, 1999, the Company had Federal and State net operating loss carryforwards of approximately $5.9 million that will be available to offset future taxable income, if any, through December 2019. The utilization of the net operating losses may be subject to a substantial limitation due to the "change of ownership" provisions under Section 382 of the Internal Revenue Code and similar State provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A 100% valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences since there is no assurance that their benefit will be realized in the future.

                      Symposium Corporation and Subsidiary

                           December 31, 1998 and 1999

NOTE H - Related Party Transactions

      The Company paid $266,000 to a consulting firm owned by one of its Directors for services rendered in connection with obtaining the revolving credit facility described in Note C, including $85,000 in cash through December 31, 1999, a $125,000 success fee and 30,000 common stock purchase warrants with a fair value of approximately $56,000 upon closing the agreement in January 2000.

NOTE I - Commitments and Contingencies

      Employment Agreements

      The Company has employment agreements with its three executive officers providing for aggregate annual compensation amounting to approximately $750,000 per annum plus bonuses (as defined in the agreements) and severance pay of up to $1 million for termination under certain circumstances.

NOTE J - Stock Options

      In December 1998, the Board of Directors approved the adoption of a stock plan (the "Plan"). The Plan provides for the grant of options to purchase up to 1,000,000 shares of the Company's common stock. In September 1999, the plan was amended to increase the number of shares of common stock available for issuance under the plan from 1,000,000 to 2,500,000 shares. These options may be granted to selected eligible directors, officers, employees and consultants of the Company. Options granted under the Plan may either be "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not qualify as "incentive stock options." The exercise price of an incentive stock option may not be less than the fair market value of a share of common stock at the date of grant. There is no limitation on the exercise price of options that are not incentive stock options. No participant may receive options representing more than 50% of the aggregate number of shares of common stock that may be issued pursuant to all options under the Plan. Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans. The financial accounting standards of SFAS No. 123 permit companies to either continue accounting for stock-based compensation under previous rules or adopt SFAS No. 123 and reflect fair value of stock options and other forms of stock-based compensation in the results of operations and additional expense. The disclosure requirements of SFAS No. 123 require companies which elect not to record the fair value in the statement of operations to provide pro forma disclosures of net income and earnings per share in the notes to the financial statements as if the fair value of the stock-based compensation had been recorded.

                      Symposium Corporation and Subsidiary

                           December 31, 1998 and 1999

NOTE J (continued)

      The Company follows Accounting Principles Board Opinion No. 25 and its related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized in the statement of operations for employee stock options; however, the Company did recognize approximately $73,000 and $3.3 million of consulting expense for options which were granted in 1998 and 1999, to directors and consultants.

      The following table summarizes the stock option activity for the years ended December 31, 1998 and 1999:

                                                  December 31, 1998        December 31, 1999
                                                ---------------------    ---------------------
                                                            Weighted-                Weighted-
                                                             average                  average
                                                            exercise                 exercise
                                                Options       price       Options      price
                                                -------     ---------    --------    ---------

      Outstanding - beginning of the year                                 150,000      $1.00
      Granted                                   150,000       $1.00       450,000       3.01
      Canceled                                                           (118,000)      1.00
                                                -------                  --------

      Outstanding - end of the year             150,000       $1.00       482,000       2.87
                                                =======                  ========

      Options exercisable                                                 200,000       2.35
                                                =======                  ========

      The following table summarizes additional information about outstanding and exercisable stock options at December 31, 1999.

                                                 Weighted-
                                                  average           Weighted-                             Weighted-
         Range of                                remaining          average                               average
         exercise              Number           contractual         exercise        Number                exercise
          prices            outstanding            life               price       exercisable              price
      --------------        -----------       --------------        --------      -----------             -------

           $1.00              307,000            2.5 years            $1.00          150,000                $1.00
            5.88               75,000            2.0 years             5.88                -
            6.38              100,000            3.1 years             6.38           50,000                 6.38

                      Symposium Corporation and Subsidiary

                                December 31, 1999

NOTE J (continued)

      The Company applies APB No. 25 in accounting for options issued to employees under the plan and, accordingly, recognizes compensation expense for the difference, if any, between the fair value of the underlying common stock and the exercise price of the option at the grant date. All options issued to date under the plan have exercise prices equal to the fair market value of the stock at the date of grant. Had compensation cost for the options issued under the plan been determined based upon the fair value at the grant date, consistent with the method described by SFAS No. 123, pro forma net loss and net loss per share for the years ended December 31, 1998 and 1999 would have been as follows:

                                                      December 31,
                                           ----------------------------------
                                              1998                    1999
                                           -----------            -----------
      Earnings
        As reported                         $(319,504)            $(9,510,133)
        Pro forma                            (323,071)             (9,697,124)

      Net loss per share
        As reported                          $(0.18)                  $(.80)
        Pro forma                              (.19)                   (.82)

      The weighted-average fair market value of the options issued during 1998 and 1999 was $.31 and $.75, respectively. These values were calculated using the Black-Scholes option-pricing model based on the following assumptions in 1998 and 1999: an expected life of four years, a risk-free interest rate of 6% and a volatility factor of approximately 35%.

NOTE K - Equipment

      Equipment at cost less accumulated depreciation is summarized as follows:

                                                          December 31,
                                                  ----------------------------
                                                   1998                 1999
                                                  ------               -------

      Equipment                                   $3,707               $39,457
      Accumulated depreciation                      (124)               (5,249)
                                                  ------               -------

                                                  $3,583               $34,208
                                                  ======               =======

                      Symposium Corporation and Subsidiary

                           December 31, 1998 and 1999

NOTE L - Fair Value of Financial Instruments

      Because of the short-term nature of these instruments, the carrying amounts of cash and trade payables are considered to approximate fair market value. The fair value of the stock note receivable approximates fair value based upon the fact that there has not been any significant change in interest rates since the note was issued.

NOTE M - Concentrations

      The Company maintains its cash balances at one financial institution. Deposits are insured by the Federal Deposit Insurance Corporation on aggregate balances up to $100,000. The uninsured balance approximated $334,000 representing the Company's funds invested in money market accounts at December 31, 1999. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

NOTE N - Stockholders' Equity

      Common Stock

      At December 31, 1999, the Company is authorized to issue 25,000,000 shares of common stock, $.001 par value and 10,000,000 shares of preferred stock, $.001 par value. A summary of the Company's common stock issuances for the years ended December 31, 1998 and 1999 is as follows:

                                                      December 31, 1998               December 31, 1999
                                                 --------------------------      --------------------------
                                                   Shares          Amount          Shares          Amount
                                                 ----------      ----------      ----------      ----------

      Issues for:
           Cash                                   7,361,264      $  438,338       2,957,750      $3,009,498
           Note receivable                                                        2,500,000       2,500,000
           Non-cash (principally consulting
              services)                               9,200             184       1,215,000       3,232,750
                                                 ----------      ----------      ----------      ----------

                                                  7,370,464      $  438,522       6,672,750      $8,742,248
                                                 ==========      ==========      ==========      ==========

      The 1999 shares sold for cash include 28,500 shares issued pursuant to the exercise of common stock purchase warrants.

                      Symposium Corporation and Subsidiary

                           December 31, 1998 and 1999

NOTE N (continued)

      In 2000, the Company issued 8,971,131 additional shares of its common stock including 8,402,531 shares issued in connection with the acquisition bridge and preferred stock financings and conversion of notes and preferred stock into common stock as described in Note C. Accordingly, 23,014,345 shares of common stock are outstanding after giving effect to the events described in Note C. In addition, the Company has reserved 2,500,000 shares of common stock for issuance under the stock option plan described in Note K. Accordingly, the Company is in the process of effecting an amendment to its Certificate of Incorporation to increase the number of authorized common shares to 75,000,000.

NOTE O - Other matters

      Publishers Advantage Corporation

      In June 1999, the Company discontinued the operations of its minimally active subsidiary, Publishers Advantage Corporation, whose results of operations were insignificant to the 1999 financial statements.

      Co-Employment Arrangement

      The Company has entered into a co-employment arrangement with a Professional Employment Organization ("PEO") principally providing for the outsourcing of certain human resources functions and the administration of payroll and employee benefit programs. Under this arrangement, the Company and the PEO jointly employ the Company's personnel; however, the Company still controls, among other things, the employees' duties and establishes its own policies with respect to hiring, terminations, and promotion and compensation.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

                                    Part III

      The information, and accompanying exhibits called for by Item 9 "Directors and Executive Officers of the Registrant," Item 10 "Executive Compensation,"
Item 11 "Security Ownership of Certain Beneficial Owners and Management," and
Item 12 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders which definitive proxy statement is expected to be filed with the Commission no later than 120 days after the end of the fiscal year to which this Report relates.

ITEM 13. Exhibits, Lists and Reports on Form 8-K.

(a) Exhibits

Exhibit No.       Description

2.1 Asset Purchase Agreement made and entered into as of January 28, 2000, by and among Direct Sales International, Inc., Symposium Corporation and Richard Prochnow, incorporated by reference to Registrant's Current Report on from Form 8-K, filed with the Securities & Exchange Commission, February 14, 2000.

2.2 Option Agreement dated June 9, 1999 by and among Symposium Corporation, Direct Sales International L.P. and Richard Prochnow, incorporated herein by reference to Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

3.1 Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to the Registrant's Form 10-12G, filed with the Securities and Exchange Commission on February 24, 1999.

3.2 Certificate of Designation of Series A Convertible Preferred Stock, par value $.001, filed with the Secretary of State of Delaware on January 28, 2000.*

3.3 Certificate of Designation of Series B Convertible Preferred Stock, par value $.001 filed with the Secretary of State of Delaware on January 28, 2000.*

3.4 Certificate of Designation of Series C Convertible Preferred Stock, par value $.001 filed with the Secretary of State of Delaware on January 28, 2000.*

3.5 By-Laws of the Registrant, incorporated by reference to the Registrant's Form 10-12G, filed with the Securities & Exchange Commission on February 24, 1999.

10.1 Coast Credit Loan and Security Agreement, between Coast Business Credit, a division of Southern Pacific Bank ("Coast") and Direct Sales International, Inc., dated as of January 28, 2000.*

10.2 Amendment to Coast Credit Loan and Security Agreement, between Coast Business Credit, a division of Southern Pacific Bank ("Coast") and Direct Sales International, Inc., dated as of January 28, 2000.*

10.3(a) Amendment to Loan Documents between Court Business Credit, a division of Southern Pacific Bank and Media Outsourcing, Inc., dated as of March __, 2000.*

10.3(b) Second Amendment to Coast Credit Loan and Security Agreement, between Coast Business Credit, a division of Southern Pacific Bank ("Coast") and Direct Sales International, Inc., dated as of March 6, 2000.*

10.4 Amendment to Coast Credit Loan and Security Agreement, between Coast Business Credit, a division of Southern Pacific Bank ("Coast") and Direct Sales International, Inc., dated as of March 30, 2000.*

10.5 Continuing Guaranty executed by Symposium Corporation as Guarantor, in favor of Coast Business Credit, with respect to the indebtedness of Direct Sales International, Inc., dated as of January 28, 2000.*

21                List of subsidiaries of Symposium*

27.1              Financial Data Schedule*

99.1 Registration Rights Agreement made and entered into as of January 28, 2000 by and between Symposium Corporation and Richard Prochnow, incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Securities & Exchange Commission February 14, 2000.

99.2 Amended Non-Negotiable Secured Promissory Note made by Richard Prochnow payable to the order of Symposium Corporation, dated January 28, 2000, incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Securities & Exchange Commission on February 14, 2000.

99.3 Consulting Agreement between Symposium Corporation, Direct Sales International, Inc. and Richard Prochnow, incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Securities & Exchange Commission on February 14, 2000.0.

99.4 Loan Agreement made and entered into as of January 28, 2000, between Symposium Corporation and AmeriNet, incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Securities & Exchange Commission, on February 14, 2000.

99.5 Share Purchase and Sale Agreement, by and between Symposium Telecom Corporation and Hamilton Telecommunications Limited, dated December 14, 1998, as amended, incorporated by reference to registrant's Form 10-12G, dated June 1, 1999.

99.6 Option Agreement by and between Symposium Telecom Corporation, Robert Green, Marilyn Shein, Fabrice Thomas, Shropshire Fine Investment Limited and Automated Communications Limited, dated December 14, 1998, as amended, incorporated by reference to Registrant's Form 10-12G, filed with the Securities Exchange Commission on February 24, 1999

-----------------
* Filed herewith.

(b) Reports on Form 8-K

On February 14, 2000 the Registrant filed a Current Report on Form 8-K reporting the DSI acquisition.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2000           By:


                                  /s/ Ronald Altbach
                                  ------------------
                                  Ronald Altbach
                                  Chairman, Director and Chief Executive Officer


                                  /s/ Tim S. Ledwick
                                  ------------------
                                  Tim S. Ledwick
                                  Chief Financial Officer


                                  /s/ Richard Cohen
                                  -----------------
                                  Richard Cohen
                                  Director


                                  /s/ Richard Kaufman
                                  -------------------
                                  Richard Kaufman
                                  Director