Form 10KSB/A
period 1999-12-31
SYMPOSIUM CORP
filed 2000-05-01
CIK 1069201

                              WASHINGTON, DC 20549
                                   ___________
                              AMENDMENT NUMBER ONE
                                       TO
                                 FORM 10-KSB/A

(MARK ONE)



(x)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ___________ TO

                         COMMISSION FILE NUMBER 0-25435
                                   ___________
                              SYMPOSIUM CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         DELAWARE                                      13-4042921
(State or Other Jurisdiction            (I.R.S. Employer Identification No.)
    of Incorporation or
       Organization)

              410 PARK AVENUE, SUITE 830, NEW YORK, NEW YORK 10022
                    (Address of Principal Executive Offices)
                                 (212) 754-9901
                (Issuer's Telephone Number, Including Area Code)

       Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value
                                  ___________
     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: (x) No:

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Transitional Small Business Disclosure Format Yes:   No:  (x)

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the Company's directors and executive officers.

NAME             AGE  POSITION
----             ---  --------
Ronald Altbach   53   Chairman of the Board, Chief Executive Officer,
                      Secretary and Director; Chief Executive
                      Officer of MOS
Polly Bauer      50   President and CEO, Symposium Credit Services
Tim S. Ledwick   42   Chief Financial Officer of Symposium and MOS
Richard Cohen    48   Director
Richard Kaufman  55   Director

     The following is a brief summary of the background of each director, executive officer, and key employee of the Company:

     MR. ALTBACH has served as Chief Executive Officer and Chairman of the Board since January 2000. Prior thereto, he served as Co-Chairman, Chief Operating Officer and Secretary of Symposium since October 1998. From 1996 through June 1998, he served as Vice Chairman of Rosecliff, Inc., a New York based merchant banking operation. From 1995 through 1997, Mr. Altbach served as Chairman of Paul Sebastian, Inc., one of Rosecliff's portfolio companies. From February 1998 through December 1998, Mr. Altbach was the President of Olcott Corporation, a distributor of luxury products.

     MS. BAUER has served as President and Chief Executive Officer of Symposium Credit Services, a division of the Company, since September 1999. She previously served as President and Chief Operating Officer of Exception Management Services, a subsidiary of Home Shopping Network, Inc. ("HSN"), from January 1999 to September 1999, and from 1993 to 1998 was President and Chief Operating Officer of the Home Shopping Credit Corporation, also an HSN subsidiary. Ms. Bauer's responsibilities at HSN included planning, marketing, analysis, design and implementation of credit card processing and financial service programs for a variety of clients as well as for HSN.

     MR. LEDWICK has served as Chief Financial Officer of Symposium since September, 1999. From September 1994 to August 1999 he served as Senior Vice President and Chief Financial Officer for Cityscape Financial Corp., a specialty financial services company with operations in both the U.S. and the U.K. Mr. Ledwick also has held management positions with River Bank America, Inc., a financial institution, GTE Corporation, a telecommunications company, and Peat Marwick Mitchell & Co. Mr. Ledwick is a certified public accountant.

     MR. COHEN has served as a director of Symposium since October 1998. He has been president of Richard M. Cohen Consultants, which provides financial consulting services primarily in the multimedia industry, since 1996. From 1993 to 1995 he was president of General Media, Inc., a publishing company with international market presence. Mr. Cohen serves on the Board of Directors of National Auto Credit and Carnegie International.

     MR. KAUFMAN has served as a director of Symposium since July 1999. Since 1990, he has been President and owner of 21st Funding Corporation, a company that arranges debt financing for middle market businesses.

Directors are elected at each annual meeting of stockholders and hold office until the following annual meeting and their successors are duly elected and qualified. Executive officers of Symposium serve at the discretion of the Board of Directors.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                            OWNERSHIP OF THE COMPANY

     The following table sets forth as of April 15, 2000 certain information relating to the ownership of the common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the common stock, (ii) each of the Company's directors, (iii) each executive officer, and (iv) all of the Company's executive officers and directors as a group.

                                       Amount And Nature
Name And Address                       Of Beneficial      Percent
Of Beneficial Owner(1)                 Ownership(2)       Of Class
----------------------                 ------------       --------
Richard Prochnow                           2,500,000       10.9%
2550 Heritage Court, Suite 106
Atlanta, Georgia 30339

Michael Lauer                           14,956,666 (3)     51.1%
980 Post Road East
Westport, Connecticut 06880

The Shropshire Trust Company, Ltd.       1,200,000 (4)      5.2%
M.L.H. Quinn & Co.
Bermuda Commercial Bank Bldg.
44 Church Street
Hamilton HM 12 Bermuda

Capital Research Ltd.                    1,595,751 (5)      6.7%
27241 Paseo Peregrino
San Juan Capistrano, CA 92675

Ronald Altbach                           1,425,000 (6)      6.1%

Lancer Offshore Inc.                    13,956,660 (7)     47.7%
Kaya Flamboyan 9
Curacao, Netherlands Antilles

Richard Cohen                             170,000 (8)        *
Richard Kaufman                           120,000 (9)        *
Tim S. Ledwick                              0 (10)           *
Polly Bauer                               50,000 (11)        *
Ken Lambert                               90,000 (12)        *
Bruce Dorskin                             90,000 (13)        *
All officers and directors as a group
(7) persons)                               1,895,000        7.9%

* Less than 1%.

(1) Unless otherwise indicated, the address of each beneficial owner is in the care of Symposium Corporation, 410 Park Avenue, Suite 830, New York, NY 10022.

(2) Unless otherwise indicated and subject to applicable community property laws, Symposium believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that may be acquired by such person within 60 days of April 15, 2000 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming all options, warrants or convertible securities that are held by such person (but not held by any other person) and which are exercisable or convertible within 60 days of April 15, 2000 have been exercised or converted. Percent of Class (third column above) is based on 23, 014,345 shares of common stock outstanding as of the date of this consent statement as adjusted to give effect to the assumptions regarding conversion and exercise in the previous sentence.

(3) Includes shares owned by Lancer Offshore (see note 7) and 1,000,000 shares owned by Lancer Partners, which Mr. Lauer may be deemed to beneficially own by virtue of his status as investment manager of Lancer Offshore and General Partner of Lancer Partners.

(4) Shropshire Trust Company Ltd. is an independent trust company and is unaffiliated with Symposium other than as a beneficial owner of 1,200,000 shares as trustee for Shropshire Trust No. 1, Shropshire Trust No. 2, Shropshire Trust No. 3 and Shropshire Trust No. 4, each of which holds 300,000 shares of common stock. The beneficiaries of the Shropshire Trust No. 1, Shropshire Trust No. 2, Shropshire Trust No. 3 and Shropshire Trust No. 4 are the children of Rupert Galliers-Pratt, former Chief Executive Officer of Symposium Corporation.

(5) Includes 617,334 shares of common stock issuable upon exercise of warrants and 169,600 issuable upon exercise of the Company's convertible preferred securities.

(6) Includes: (i) 475,000 shares of common stock owned by his wife; and (ii) 425,000 shares of common stock issuable upon exercise of stock options. Does not include 125,000 shares issuable upon exercise of warrants that are not exercisable within 60 days of April 15.

(7) Includes 4,000,000 shares of common stock issuable upon exercise of warrants and 2,250,000 shares of common stock issuable upon exercise of the Company's convertible preferred securities.

(8) Includes 120,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days. Does not include 100,000 shares of common stock issuable upon the exercise of stock options which vest more than 60 days from April 15, 2000.

(9) Includes 100,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days. Does not include 100,000 shares of common stock issuable upon the exercise of stock options which vest more than 60 days from April 15, 2000.

(10) Does not include 75,000 shares of common stock issuable upon exercise of options which vest more than 60 days from April 15, 2000.

(11) Does not include 50,000 shares of common stock issuable upon exercise of stock options which vest more than 60 days from April 15, 2000.

(12) Includes 90,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days. Does not include 60,000 shares of common stock issuable upon exercise of stock options which vest more than 60 days from April 15, 2000.

(13) Includes 90,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days. Does not include 60,000 shares of common stock issuable upon exercise of stock options which vest more than 60 days from April 15, 2000.

     There are no family relationships among the executive officers or directors of Symposium.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934


     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Symposium's officers, directors and persons who are the beneficial owners of more than 10% of the Common Stock to file initial reports of ownership and reports of changes in ownership of the Common Stock with the Securities and Exchange Commission (the "Commission"). Officers, directors and beneficial owners of more than 10% of the Common Stock are required by Commission regulations to furnish Symposium with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms furnished to Symposium and certain written representations that no other reports were required, Symposium believes that, except as described below, during the period from January 1, 1999 to December 31, 1999, all officers, directors and beneficial owners of more than 10% of Symposium's Common Stock complied with all
Section 16(a) requirements. Symposium believes that Michael Lauer, in his capacities as investment manager of Lancer Offshore, Inc. and general partner of Lancer Partners, may be deemed to be the indirect beneficial owner of more than 10% of the Common Stock. Mr. Lauer has not filed any reports reflecting such beneficial ownership pursuant to Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Directors do not receive cash compensation for services rendered as directors. From time to time Directors of the Company have been granted options to purchase shares of Common Stock. Such option grants have been made pursuant to the discretion of the Board of Directors.

     Board members are reimbursed for reasonable expenses incurred in connection with attending meetings of the board and of committees of the board.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth, for the fiscal year ended December 31, 1999, the compensation earned for services rendered in all capacities by Symposium's chief executive officer and the other highest-paid executive officers serving as such at the end of 1999 whose actual or annualized compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers." No other executive officer of Symposium received compensation in excess of $100,000 during fiscal year 1999. Other than as set forth below, no executive officer who would otherwise have been included in this table on the basis of 1999 salary and bonus resigned or terminated employment during the year. No executive officer of the Company received any cash compensation for any of the two fiscal years ended prior to 1999.

                           SUMMARY COMPENSATION TABLE


                                                                            Long-Term
                                             Annual Compensation            Compensation
                                                                            Awards
                                    -----------------------------------     -------------
                          Fiscal                                            Securities
Name and Principal         Year                            Other Annual     Underlying
Position                  Ended     Salary       Bonus     Compensation     Options/SARs(#)
------------------        ------    -------      -----     -------------    ---------------
Ronald Altbach             1999     $313,670          --            --         150,000
Co-Chairman of the Board
of Directors and Chief
Operating Officer(1)
-----------------------------------------------------------------------------------------
Rupert Galliers-Pratt,     1999     $287,500          --            --         200,000
former Chief Executive
Officer (2)
-----------------------------------------------------------------------------------------
Polly Bauer (3)            1999     $58,333      $38,000       $10,000(4)      100,000(5)
President and Chief
Executive Officer of
Symposium Credit
Services
-----------------------------------------------------------------------------------------
Tim Ledwick (6)            1999     $59,036                                     75,000(7)
Chief Financial Officer
-----------------------------------------------------------------------------------------

----------
     (1) On January 28, 2000, Mr. Altbach was named Chairman of the Board of Directors and Chief Executive Officer.

     (2) On January 28, 2000, Mr. Galliers-Pratt resigned as Chief Executive Officer and Co-Chairman of the Board of Directors. Compensation for Mr. Galliers-Pratt services as Chief Executive Officer was paid to Executive Management Services, a Company wholly-owned by Mr. Galliers- Pratt, pursuant to the terms of a consulting agreement among Executive Management Services, Mr. Galliers-Pratt and the Company, dated as of January 1, 1999.

     (3) Pursuant to an employment agreement between Ms. Bauer and the Company, dated as of August 20, 1999, Ms. Bauer is entitled to a base annual compensation at a rate of $200,000 per annum for 1999, plus a non-discretionary bonus of $38,000 payable on December 31, 1999, provided that Ms. Bauer remained in the Company's employ at such time. The amounts shown for Ms. Bauer in this "Summary Compensation Table" represent salary and bonus payments made to Ms. Bauer for services rendered under the agreement from August 20, 1999 (the effective date of the agreement), through December 31, 1999.

     (4) Prior to entering into full time employment with the Company, Ms. Bauer served as a Company consultant and was paid $10,000 in consideration of those services.

     (5) Includes 50,000 options to purchase Common Stock that were not vested as of the fiscal year ended December 31, 1999.

     (6) Pursuant to an employment agreement between Mr. Ledwick and the Company, dated as of September 21, 1999, Mr. Ledwick is entitled to a base annual compensation at a rate of $210,000 per annum for 1999. The amounts shown for Mr. Ledwick in this "Summary Compensation Table" represent salary payments made to Mr. Ledwick for services rendered under the agreement from September 21, 1999 (the date Mr. Ledwick commenced his employment with the Company), through December 31, 1999.

     (7) None of the 75,000 options to purchase Common Stock granted to Mr. Ledwick were vested as of fiscal year ended December 31, 1999.

OPTIONS AND STOCK APPRECIATION RIGHTS

     The following table contains information concerning the grant of stock options under the Company's 1998 Stock Option Plan to the Named Officers during the 1999 fiscal year.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR


Individual Grants
-------------------------------------------------------------------------------
                        Number of
                        Securities    % of Underlying
                        Underlying     Options/SARs
                         Options/       Granted to       Exercise
                           SARs        Employees in       Price      Expiration
Name                   Granted(#)(1)    Fiscal Year    ($/Share)(2)     Date
----                   -------------  ---------------  ------------  ----------
Ronald Altbach            150,000          28.6%          $ 1.00      3/18/03
Rupert Galliers-Pratt     200,000          38.1%          $ 1.00      3/18/03
Polly Bauer               100,000          19.0%          $6.375      9/20/04
Tim Ledwick               75,000           14.3%          $5.625      9/21/04

------------------
(1) Each option has a maximum term of ten years, subject to earlier termination in the event of the optionee's cessation of service with Symposium. Each option provides for adjustments to such option's exercise price and corresponding proportional adjustments in the amount of shares purchasable upon exercise of such option in the event of any stock splits, reverse stock splits and the payment of dividends on the Common Stock. In the event of any capital reorganization, any reclassification of the Common Stock, or the consolidation or merger of the Company (collectively a "Reorganization"), whereby the Company is the continuing corporation, such option holder shall be entitled, upon exercise of such options, to purchase such number and kind of shares, interests or other property that such option holder would have been entitled to receive had such option holder exercised such options immediately prior to any Reorganization. In the event of a dissolution or liquidation of the Company, or any Reorganization whereby the Company is not the continuing corporation, each option shall terminate; provided, however, that (i) in the event of a Reorganization whereby the Company is not the continuing corporation, the continuing corporation may, but is not obligated to, tender to any optionee options to purchase shares of the continuing corporation and (ii) if the continuing corporation does not so tender options to purchase shares of the continuing corporation, all options granted shall become, prior to any liquidation, dissolution or Reorganization whereby the Company is not the continuing corporation, immediately exercisable notwithstanding any installment provision provided for under any option grant.

(2)  The exercise price may be paid in cash or, in the sole discretion of the
     Board: (i) by delivery of other shares of Common Stock (valued at fair market value on the exercise date); (ii) through cashless exercise (by reducing the number of shares otherwise purchasable upon exercise); (iii) through use of a note payable to the order of the Company in the amount of the purchase price due upon exercise, or through any other deferred payment arrangement approval by the Board; or (iv) by use of any other legal consideration.

OPTION EXERCISE AND HOLDINGS

     The following table provides information with respect to the Named Officers concerning the exercisability of options during fiscal year 1999 and unexercisable options held as of the end of fiscal year 1999.

             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR ("FY")
                            AND FY-END OPTION VALUES


                                                                       Value of Unexercised In-
                        Shares                  No. of Securities        the-Money Options/SARs
                       Acquired   Value      Underlying Unexercised    at FY-End (Market price of
                          on     Realized    Options/SARs at FY-End       shares at FY-End less
Name                   Exercise    (1)                (#)                exercise price) ($)(1)
----                   --------  --------  --------------------------  ---------------------------

                                           Exercisable  Unexercisable   Exercisable  Unexercisable
                                           -----------  -------------  ------------  -------------
Ronald Altbach            -         -        150,000       150,000       $178,125      $178,125
Rupert Galliers-Pratt     -         -        200,000       200,000       $237,500      $237,500
Polly Bauer               -         -         50,000        50,000              0             0
Tim Ledwick               -         -              0        75,000              0             0

     (1) Based on the fair market value of Symposium's common stock on December 31, 1999 of 2.1875 per share, the closing sales price per share on that date on the OTCBB.


PENSION AND LONG TERM INCENTIVE PLAN AWARDS

     NONE

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

     In January 1999, the Company entered into an Employment Agreement (the "Agreement") with Mr. Altbach. Under the Agreement Mr. Altbach was paid $112,500, in consideration of services rendered as Chief Operating Officer through June 30, 1999 and $175,000 for services rendered as Chief Operating Officer from June 30, 1999 until December 31, 1999. During the fiscal year ended December 31, 1999, Mr. Altbach was also paid a $2,000 monthly car allowance. The Company may terminate the employment of Mr. Altbach at any time, with or without cause, provided that any termination without cause requires the Company to continue to pay Mr. Altbach his then effective rate of pay for a period of two years following the date of such termination.
Mr. Altbach may terminate the Employment Agreement upon not less than 60 days notice to the Company.

     In January 1999, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Executive Management Services, a company wholly owned by Mr. Galliers-Pratt. Under the Consulting Agreement, Executive Management Services was paid $112,500, in consideration for Mr. Galliers-Pratt's services rendered to the Company through June 30, 1999 and $175,000 for Mr. Galliers-Pratt's services rendered from June 30, 1999 until December 31, 1999. During fiscal year ended December 31, 1999, Mr. Galliers-Pratt was paid a $2,000 monthly car allowance. The Company may terminate the Consulting Agreement at any time, with or without cause, provided that any termination without cause requires the Company to continue to pay Executive Management Services then the effective management consulting rate for a period of two years following the date of such termination. Executive Management Services may terminate the Consulting Agreement upon not less than 60 days notice to the Company.

     In August 1999, the Company entered into an employment agreement with Polly Bauer (the "Bauer Employment Agreement"). Pursuant to the Bauer Employment Agreement, Ms. Bauer is entitled to base annual compensation of at a rate of $200,000 for the period ending September 30, 2000, with annual increases of 5% effective as of September 30, 2000 and each succeeding September 30. Ms. Bauer was also entitled to a non-discretionary bonus of $38,000 on December 1, 1999 (provided Ms. Bauer had not terminated her employment as of such date) and is entitled a bonus for each year commencing with the year ending December 31, 2000 equal to 10% of Net Consulting Income of the Symposium Credit Services Division (the "Division") for such year. "Net Consulting Income" for any year is defined as the amount by which the gross revenues actually received by the Company during such year from consulting services rendered by the Division exceeds the sum of (i) Ms. Bauer's salary and benefit costs for such year, (ii) all compensation paid to or on behalf of other Division employees for such year;
(iii) all operating expenses of the Division for such year; and (iv) if the Division has more than three employees or engages in any business other than the provision of consulting services, an amount determined in good faith by the Company, after consultation with Ms. Bauer, representing the Division's reasonable and fair share of Company general and administrative expenses for such year. The Company may terminate the employment of Ms. Bauer at any time with or without cause, provided that if, prior to March 20, 2001, Ms. Bauer is terminated by the Company without cause, the Company is required to continue to pay Ms. Bauer her then effective base salary and benefits until September 20, 2001. If, after March 20, 2001, Ms. Bauer is terminated by the Company without cause, the Company is required to continue to pay Ms. Bauer her then effective base salary and benefits for six months following the date of such termination. Ms. Bauer will also be entitled to receive any accrued bonus through the date of termination.

     In September 1999, the Company entered into an employment agreement with Tim S. Ledwick (the "Ledwick Employment Agreement"). Pursuant to the Ledwick Employment Agreement, Mr. Ledwick is entitled to base annual compensation at a rate of $210,000. In addition, on or before January 31 of each year, commencing with the year 2000, the Board of Directors or the Chief Executive Officer of the Company, following consultation with Mr. Ledwick, are required to establish a bonus plan for Mr. Ledwick for such year which will permit Mr. Ledwick to earn a bonus for the year in an amount ranging from $20,000 to $40,000. The terms and conditions of the bonus plan shall be within the sole discretion of the Board and/or the Chief Executive Officer and may provide objective and/or subjective criteria for earning a bonus. The Company may terminate Mr. Ledwick's employment at any time with or without cause, provided, that if, prior to March 20, 2001, Mr. Ledwick is terminated by the Company without cause, the Company is required to continue to pay Mr. Ledwick his then effective base salary and benefits until two months following the date of such termination. If, after March 20, 2001, Mr. Ledwick is terminated by the Company without cause, the Company is required to continue to pay Mr. Ledwick his then effective base salary and benefits for six months following the date of such termination; provided, however, that if Mr. Ledwick is terminated by the Company without cause at anytime after any Person has acquired more than fifty percent of the outstanding voting securities of the Company, Mr. Ledwick will be entitled to his then effective base salary and benefits for a period of one year following such termination. If terminated without cause Mr. Ledwick would also be entitled to receive a pro rata portion if his bonus for the year in which his Employment Terminates.





ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTIONS:

     During 1999 the Company paid a total of $85,000 to Richard Kaufman, a Director of the Company, for services rendered in connection with financing relating to the Company's acquisition of substantially all the assets and certain liabilities of Direct Sales International, L.P., a Georgia limited partnership.

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

3.1            Amended and Restated Certificate of Incorporation of the
               Registrant, incorporated by reference to the Registrant's Form
               10-12G, filed with the Securities Exchange Commission on February
               24, 1999.

3.2            Certificate of Designation of Series A Convertible Preferred
               Stock, par value $.001, filed with the Secretary of State of Delaware on January 28, 2000, incorporated by reference to the Registrant's Form 10K-SB, for the fiscal year ended December 31, 1999 filed with the Securities Exchange Commission April 12,
               2000.

3.3            Certificate of Designation of Series B Convertible Preferred
               Stock, par value $.001 filed with the Secretary of State of Delaware on January 28, 2000 incorporated by reference to the Registrant's Form 10K-SB for the fiscal year ended December 31, 1999, filed with the Securities Exchange Commission April 12,
               2000.

3.4            Certificate of Designation of Series C Convertible Preferred
               Stock, par value $.001 filed with the Secretary of State of Delaware on January 28, 2000 incorporated by reference to the Registrant's Form 10K-SB for the fiscal year ended December 31, 1999, filed with the Securities Exchange Commission April 12,
               2000.

3.5 By-Laws of the Registrant, incorporated by reference to the Registrant's Form 10-12G, filed with the Securities & Exchange
               Commission on February 24, 1999.

10.1           Coast Credit Loan and Security Agreement, between Coast Business
               Credit, a division of Southern Pacific Bank ("Coast") and Direct
               Sales International, Inc., dated as of January 28, 2000 incorporated by reference

EXHIBIT NO.    DESCRIPTION

               to the Registrant's Form 10K-SB for the fiscal year ended
               December 31, 1999, filed with the Securities Exchange Commission
               April 12, 2000.

10.2           Amendment to Coast Credit Loan and Security Agreement, between
               Coast Business Credit, a division of Southern Pacific Bank
               ("Coast") and Direct Sales International, Inc., dated as of
               January 28, 2000 incorporated by reference to the Registrant's
               Form 10K-SB for the fiscal year ended December 31, 1999, filed with the Securities Exchange Commission April 12, 2000.

10.3 Second Amendment to Coast Credit Loan and Security Agreement, between Coast Business Credit, a division of Southern Pacific
               Bank ("Coast") and Direct Sales International, Inc., dated as of
               March 6, 2000 incorporated by reference to the Registrant's Form
               10K-SB for the Fiscal year ended December 31, 1999, filed with the Securities Exchange Commission April 12, 2000.

10.4           Amendment to Coast Credit Loan and Security Agreement, between
               Coast Business Credit, a division of Southern Pacific Bank
               ("Coast") and Direct Sales International, Inc., dated as of March
               30, 2000 incorporated by reference to the Registrant's Form
               10K-SB for the fiscal year ended December 31, 1999, filed with the Securities Exchange Commission April 12, 2000.

10.5           Continuing Guaranty executed by Symposium Corporation as
               Guarantor, in favor of Coast Business Credit, with respect to the indebtedness of Direct Sales International, Inc., dated as of January 28, 2000 incorporated by reference to the Registrant's
               Form 10K-SB for the fiscal year ended December 31, 1999, filed with the Securities Exchange Commission April 12, 2000.

10.6 Employment agreement between Polly Bauer and the Company, dated as of August 20, 1999, incorporated by reference to the Registrant's Form 10QSB for the period ended September 30, 1999, filed with the Securities Exchange Commission on October 15,
               1999.

10.7 Employment Agreement between Tim Ledwick and the Company, dated as of September 21, 1999, incorporated by reference to the Registrant's Form 10QSB for the period ended September 30, 1999, filed with the Securities Exchange Commission on October 15,
               1999.

10.8 Employment Agreement between Ronald Altbach and the Company, dated as of January 1, 1999.*

10.9           Consulting Agreement among Executive Management Services, Rupert

EXHIBIT NO.    DESCRIPTION

               Galliers-Pratt and the Company, dated as January 1, 1999.*

21 List of subsidiaries of Symposium incorporated by reference to the Registrant's Form 10K-SB for the fiscal year ended December
               31, 1999, filed with the Securities Exchange Commission April 12,
               2000.

27.1 Financial Data Schedule incorporated by reference to the Registrant's Form 10K-SB for the fiscal year ended December 31, 1999, filed with the Securities Exchange Commission April 12,
               2000.

99.1           Registration Rights Agreement made and entered into as of January
               28, 2000 by and between Symposium Corporation and Richard
               Prochnow, incorporated by reference to Registrant's Current
               Report on Form 8-K, filed with the Securities & Exchange
               Commission February 14, 2000.

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

99.4 Loan Agreement made and entered into as of January 28, 2000, between Symposium Corporation and amanita, incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Securities & Exchange Commission, on February 14, 2000.

99.5           Share Purchase and Sale Agreement, by and between Symposium
               Telecom Corporation and Hamilton Telecommunications Limited, dated December 14, 1998, as amended, incorporated by reference to the Registrants Form 12-C filed with the Securities and Exchange Commission on February 24, 1999.

99.6           Option Agreement by and between Symposium Telecom Corporation,
               Robert Green, Marilyn Shein, Fabrice Thomas, Shropshire Fine
               Investment Limited and Automated Communications Limited, dated
               December 14, 1998, as amended, incorporated by reference to Registrant's Form 10-12G, filed with the Securities Exchange
               Commission on February 24, 1999.

------------------
* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Symposium Corporation.
                                   (Company)
                                   By:  /s/
                                   ---------------------
                                   Ronald Altbach
                                   Chairman of the Board and Chief Executive
                                   Officer
                                   Date:     April 30, 2000
                                   ---------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                DATE                CAPACITY IN WHICH SIGNED
---------                ----                ------------------------
/s/                      April 29, 2000      Chairman of the Board, Chief Executive
---------------------                        Officer and Director (Principal Executive
     Ronald Altbach                          Officer)

/s/                      April 29, 2000      Chief Financial Officer
---------------------                        (Principal Financial and Accounting
     Tim S. Ledwick                          Officer)

/s/                      April 29, 2000      Director
---------------------
     Richard Cohen

/s/                      April 29, 2000      Director
---------------------
     Richard Kaufman