Form 10QSB
period 2000-03-31
SYMPOSIUM CORP
filed 2000-05-15
CIK 1069201

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                   --------------------

                                       FORM 10-QSB
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         COMMISSION FILE NUMBER 0-25435

                              ---------------------

                              SYMPOSIUM CORPORATION


        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                        13-402921
(State or other jurisdiction of             (I.R.S. Employer identification No.)
 incorporation or organization)

                           410 PARK AVENUE, SUITE 830
                            NEW YORK, NEW YORK 10022
                                 (212) 754-9901

   (Address of principal executive offices, including zip code, and telephone number, including area code)

                              --------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]


      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

      As of May 5, 2000 the issuer had 23,014,345 of shares of Common Stock, par value $0.001 per share, outstanding.

                              SYMPOSIUM CORPORATION


                                   FORM 10-QSB

                                 March 31, 2000


                                 C O N T E N T S


PART I.  FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements

         Consolidated Balance Sheets March 31, 2000 (unaudited) and December 31, 1999


         Consolidated Statements of Income (unaudited) for the three months ended March 31, 2000 and March 31, 1999

         Consolidated Statements of Stockholders' Equity (unaudited) for the three Months ended March 31, 2000 and 1999

         Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2000 and March 31, 1999

         Notes to consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      SYMPOSIUM CORPORATION AND SUBSIDIARY
                      Condensed Consolidated Balance Sheet
                                   (unaudited)


                                                                                  MARCH 31, 2000
                                                                                 -----------------
Assets:
Current assets
                 Cash and cash equivalents                                              $ 364,519
                 Trade accounts receivable, net of collection and
                     cancellation reserve of $21,059,269                               28,266,829
                 Other accounts receivable                                              1,699,184
                 Prepaid expenses                                                         545,242
                 Deferred expense                                                       1,484,621
                                                                                 -----------------
                         Total current assets                                          32,360,395
                                                                                 -----------------

                 Equipment (at cost, less accumulated depreciation)                       283,619
                 Deferred financing costs                                               1,044,556
                 Goodwill and other intangible assets                                   5,718,917
                 Other assets                                                             323,066

                                                                                 -----------------
                                                                                     $ 39,730,553
                                                                                 =================

LIABILITIES AND STOCKHOLDERS' EQUITY:


                Revolving credit facility                                            $ 14,326,601
                Acquisition bridge note                                                   157,450
                Trade accounts payable                                                  3,455,104
                Accrued closing costs                                                   1,925,000
                Amounts due to publishers                                               5,421,593
                 Deferred revenue                                                       3,227,438
                                                                                 -----------------
                     Total current liabilities                                         28,513,186
                                                                                 -----------------

                Commitments and contingencies

                Mandatorily redeemable preferred stock, par value
                   $.001 per share; authorized 10,000,000 shares;
                   68,242 outstanding at March 31, 2000                                 4,712,264

                Stockholders'  equity:
                Common stock, par value $.001 per share; authorized,
                   25,000,000 shares; 23,014,345 issued and outstanding                    23,014
                Additional paid in capital                                             41,211,778
                Note receivable - common stock                                         (2,497,500)
                Accumulated deficit                                                   (32,232,189)
                                                                                 -----------------
                  Total stockholders' equity                                            6,505,103
                                                                                 -----------------

                                                                                 -----------------
                                                                                     $ 39,730,553
                                                                                 =================


         The accompanying notes are an integral part of this statement.

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
                                  (unaudited)


                                                               FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                2000                    1999
                                                          -----------------        ---------------

Revenues, net                                                 $ 12,686,613             $        -

Direct costs and expenses
         Commission expense                                      6,251,547                      -
         Magazine costs                                          1,573,649                      -
         Other direct costs                                      1,707,072                      -
                                                          -----------------        ---------------
                                                                 9,532,268                      -

         Gross profit                                            3,154,345                      -

         Salaries and benefits                                     668,011                134,562
         Consulting expenses                                     1,558,379                 54,600
         Other operating expenses                                  809,951                255,622
         Amortization of goodwill                                   96,931                      -
                                                          -----------------        ---------------
         Total expenses                                          3,133,272                444,784
                                                          -----------------        ---------------

Income (loss) from operations                                       21,073               (444,784)

Other income, (expense)
         Interest expense                                       (2,108,637)                     -
         Other income                                              126,704                  1,196
                                                          -----------------        ---------------


Net loss                                                        (1,960,860)              (443,588)

Preferred dividends                                             20,441,927                      -
                                                          -----------------        ---------------

Net loss to common stockholders                               $(22,402,787)            $ (443,588)
                                                          =================        ===============


Basic and diluted loss per share                              $      (1.39)            $    (0.06)
                                                          =================        ===============

Weighted - average shares of common
   stock outstanding - basic and diluted                        16,136,457              7,458,853
                                                          =================        ===============


         The accompanying notes are an integral part of this statement.

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                             FOR THE THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                             2000                   1999
                                                                                       -----------------      --------------
 Cash flows from operating activities:
                    Net (loss) from continuing operations                                  $ (1,960,860)         $ (443,588)
                    Adjustments to reconcile results of operations to
                        net cash effect of operating activities:
                    Value of common stock and common stock purchase warrants
                        issued for services                                                   1,614,523                   -
                    Non cash interest expense                                                 1,688,667                   -
                    Depreciation and amortization                                               227,475                 185

                    Net change in asset and liability accounts:
                          Accounts receivable                                                (1,699,003)                  -
                          Prepaid expenses                                                      268,150                   -
                           Other assets                                                        (988,162)            (24,455)
                          Accounts payable and other accrued expenses                         1,202,073             244,318
                                                                                       -----------------      --------------
                    Net cash provided by (used in) operating activities                         352,863            (223,540)
                                                                                       -----------------      --------------

 CASH FLOWS (USED IN) INVESTING ACTIVITIES:
                    Purchase of equipment                                                       (22,870)             (9,931)
                    Acquisition of DSI, net of cash on hand at closing date                 (23,235,190)                  -
                    Deferred acquisition costs                                                        -             (82,110)
                                                                                       -----------------      --------------
                    Net cash used in investing activities                                   (23,258,060)            (92,041)
                                                                                       -----------------      --------------

 CASH FLOWS PROVIDED BY /(USED IN) FINANCING ACTIVITIES:
                    Proceeds from sales of preferred stock                                    8,418,000                   -
                    Proceeds from sales of common stock                                               -             495,000
                    Payments received on note receivable                                          2,500                   -
                    Proceeds from acquisition bridge notes                                    1,100,000                   -
                    Repayment of bridge note                                                   (500,000)                  -
                    Net funds drawn on Revolving Credit
                     Agreement for DSI Acquisition                                           15,775,000                   -
                    Repayments of Revolving Credit Agreement                                 (1,673,399)                  -
                    Deferred financing costs                                                   (190,000)                  -
                                                                                       -----------------      --------------
                    Net  cash provided by financing activities                               22,932,101             495,000
                                                                                       -----------------      --------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       26,904             179,419
                    Cash and cash equivalents at beginning of period                            337,615             276,243
                                                                                       -----------------      --------------
                    Cash and cash equivalents at end of period                             $    364,519           $ 455,662
                                                                                       =================      ==============


 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                    Interest paid during the period                                        $    414,545           $       -
                                                                                       =================      ==============



         The accompanying notes are an integral part of this statement.

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
            Condensed Consolidated Statement of Stockholders' Equity
                   For the Three Months Ended March 31, 2000



                                                          COMMON STOCK
                                                -----------------------------
                                                                             ADDITIONAL
                                                 NUMBER OF                    PAID-IN      NOTE           ACCUMULATED
                                                 SHARES        AMOUNT         CAPITAL      RECEIVABLE      DEFICIT        TOTAL


Balance at January 1, 2000 ..................  14,043,214    $ 14,043      $ 12,848,277   $ (2,500,000)   $(9,829,402)  $   532,918

Shares issued in connection with
preferred stock .............................   7,586,483       7,586        21,872,558             --             --    21,880,144

Shares issued in connection with
bridge notes ................................     816,548         817         1,497,501             --             --     1,498,318

Common stock issued for consulting
services ....................................     535,000         535         1,125,090             --             --     1,125,625

Adjustment of shares issued from
1999 sales of stock .........................      33,100          33              (33)             --             --            --

Stock options and warrants issued
in connection with acquisition financings ...        --            --        2,850,185              --             --     2,850,185

Stock options and warrants issued
for services ................................        --            --        1,018,200              --             --     1,018,200

Repayment of stock note receivable ..........                                                    2,500             --         2,500


Dividends on preferred stock ................        --            --                --             --    (20,441,927)  (20,441,927)

Net loss for the three months
ended March 31, 2000 ........................        --            --                --             --     (1,960,860)   (1,960,860)

                                               -------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000 ...................  23,014,345    $ 23,014      $ 41,211,778   $ (2,497,500)  $(32,232,189)  $ 6,505,103
                                               ====================================================================================







         The accompanying notes are an integral part of this statement.

                      Symposium Corporation and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)



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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1999 as filed with its Form 10-KSB.

   Revenues: Revenues derived from originating magazine subscriptions are recognized by the Company when the Company receives the first installment payment for subscriptions purchased. The customer can cancel the subscription within ten days of the order. Amounts collected from customers prior to the expiration of the cancellation period are recorded as deferred revenues. Revenues also include commissions earned from publishers in connection with originating paid subscriptions for certain publications. Commissions are also earned from outside parties for securing via telemarketing memberships in a discount-buying club. Commissions are recognized when the related subscriptions or memberships are obtained.

   Commission Expense: Commission expense is recognized by the Company when the Company receives the first installment payment for subscriptions purchased. The customer can cancel the subscription within ten days of the order. Amounts paid to brokers prior to the expiration of the cancellation period are recorded as deferred expenses.


      Certain amounts in the statements have been reclassified to conform to the 2000 classifications.

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

NOTE C- ACQUISITION OF DIRECT SALES INTERNATIONAL, LP ("DSI ACQUISITION")

On January 28, 2000, the Company, through its wholly-owned subsidiary MOS, acquired substantially all of the assets and assumed certain liabilities of Direct Sales International, LP ("DSI"), a Georgia limited partnership, for approximately $27.6 million, including closing costs of approximately $1.1 million and an agreement to provide approximately $1.5 million of funding to AmeriNet, Inc. ("AmeriNet"). The transaction was accounted for as a purchase business combination.

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

The following table provides an analysis of the purchase price of the DSI acquisition. The excess of the purchase price over the book value of the net assets acquired has been allocated to goodwill calculated as follows:

      Cash consideration paid to the seller                $25,000,000
      Commitment to fund AmeriNet, Inc.                      1,500,000
      Estimated transaction expenses                         1,114,317
                                                           -----------

      Total purchase cost                                   27,614,317

      Fair value of net assets acquired                     21,798,469
                                                            ----------

      Purchase price in excess of estimated fair value
         of net assets acquired allocated to goodwill     $  5,815,848
                                                          ============

Goodwill is being amortized on a straight-line basis over a ten-year period.

The following pro-forma information illustrates the estimated effects of the DSI Acquisition as if such transaction was consummated on January 1, 1999:

                                                     For the three months
                                                         ended March 31,
                                                     2000             1999
                                                     ----             ----
                                                      (in thousands except
                                                        per share data)

      Total revenues       As reported               $12,687       $ -
                           Pro forma                  17,728      14,246

      Income (loss) from   As reported              $(1,961)      $(444)
         continuing        Pro forma                 (1,565)        (40)
         operations

      Basic and diluted    As reported               $(1.39)     $(0.06)
         earnings (loss)   Pro forma                  (0.09)      (0.12)
         per share


   NOTE D: REVOLVING CREDIT FACILITY

   On January 28, 2000, the Company and MOS entered into a three-year revolving credit facility, as amended, with a bank providing for borrowings of up to $20 million subject to certain availability limitations stipulated in the agreement. All borrowings under this facility are repayable with interest at the prime rate plus 2% per annum but not less than 9%. The Company and MOS is also required to maintain certain minimum earnings ratios and levels of net worth as defined in the agreement and MOS is restricted from making distributions to Symposium in excess of $1.8 million annually plus any amounts necessary for tax obligations attributable to its operations. All of MOS's assets are pledged as collateral for this obligation. As of March, 31, 2000 the Company had an outstanding balance on the Coast facility of approximately $14.3 million compared to total availability of $16.2 million resulting in $1.9 million of funds available to MOS at March 31, 2000.

   The Company incurred fees and expenses in connection with this facility of approximately $1.1 million which are being amortized over three years.


   NOTE E: MANDATORILY REDEEMABLE PREFERRED STOCK

      Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A Preferred")

      On January 28, 2000, in a private placement, the Company sold 21,500 units, each unit consisting of one share of Series A mandatorily redeemable convertible preferred with a face value of $100 each and 20 shares of the Company's common stock for gross proceeds of $2.0 million. The Series A Preferred was initially convertible into 1,075,000 shares of common stock at a conversion ratio of $2.00 per share and carried a 16% per annum cumulative dividend.

      On March 21, 2000, the holders of the Series A preferred extended the due date for the redemption of their shares from March 28, 2000 to April 12, 2000 in exchange for 275,000 shares of the Company's common stock; then, on March 27, 2000, they agreed to convert their shares into 4,414,666 shares of common stock at an effective conversion ratio of $.50 per share based on the Series A aggregate redemption price of $2,207,333, including $2,150,000 representing the face value of the shares and accrued dividends of $57,333. In addition, Series A holders were also issued 2,207,000 five-year common stock purchase warrants, including 1,103,500 with an exercise price of $.50 per share and 1,103,500 with an exercise price of $1.00 per share plus a fee of 220,000 shares of common stock.

      As a result of the extension and conversion, the former Series A holders were issued 5,393,416 shares of the Company's common stock, plus warrants to purchase 2,207,000 additional shares of the Company's common stock as of March 27, 2000.


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

      Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C Preferred")

      On January 28, 2000, in a private placement, the Company sold 52,892 units, each unit consisting of one share of Series C mandatorily redeemable convertible preferred stock with a face value of $100 each and
      33.33 shares of the Company's common stock for approximately $5 million. Additionally, the Company reduced the exercise price on 2 million warrants previously issued to a Series C holder from $3.50 per share to $1.00 per share. The Series C Preferred is initially convertible into 2,644,600 shares of common stock at a conversion ratio of $2.00 per share and carries a 10% cumulative dividend, payable quarterly.

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

      On April 24, 2000 the holders of the Series C preferred extended the due date of the redemption of their shares to December 26, 2000 in exchange for 2,247,067 shares of the Company's common stock and a reduction in the effective conversion rate from $2.00 per share to $1.00 per share. The value of the shares issued and change in the conversion rate will be reflected during the second quarter as an additional deemed dividend.





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

                                                              Series A             Series B           Series C
                                                            ------------       ------------       ------------
      Mandatory redemption amount                           $  2,150,000       $  1,535,000       $  5,289,200
                                                            ============       ============       ============

      Allocation of proceeds to:
        Preferred stock                                     $  1,428,571       $  1,173,715       $  2,401,352
        Common stock                                                 430                 --              1,763
        Additional paid-in capital                             1,860,999          1,282,285          4,948,237
        Retained earnings                                     (1,290,000)          (921,000)        (2,401,352)
                                                            ------------       ------------       ------------

        Gross proceeds                                      $  2,000,000         $1,535,000       $  4,950,000
                                                            ============       ============       ============

      Additional dividends resulting from
        extension and conversion of Series                  $ 14,574,590
        A preferred stock                                   ============

      Contingent dividends if default
        occurs on Series B and C                                               $  7,368,000       $ 60,011,208
                                                                               ============       ============

      The following table summarizes the preferred stock dividends recorded for the three months ended March 31, 2000.

                           Series A        Series B       Series C      Total
                          ----------       --------      ----------   ----------
      Deemed dividends    $1,290,000       $921,000      $2,401,352   $4,612,352
         at issuance

      Deemed dividends    14,574,590        126,450       1,010,747   15,711,787
          accreted/
         conversion

         Contractual         ____           26,495         91,293      117,788
          dividends
                         -------------------------------------------------------

           Totals        $15,864,590      $1,073,945     $3,503,392  $20,441,927
                         ===========      ==========     ==========  ===========

   NOTE F: ACQUISITION BRIDGE LOANS

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

      The proceeds received from the issuances of the note with common stock was allocated to each component based on their relative fair values on January 20, 2000 (the date of issuance). The fair value of the common stock on January 20, 2000 was $2.31 and resulted in a discounted carrying value to the note of $200,000 and an increase to stockholders' equity of $100,000.

      The Company defaulted on its obligation to repay the note on its due date and, as a result, the interest rate increased to 18% per annum and the Company was required to immediately issue 50,000 additional shares of its common stock to Commtel.

      On March 21, 2000, Commtel agreed to convert the note into 614,048 shares of common stock (representing a $.50 per share conversion ratio) in settlement of the $300,000 principal balance plus accrued interest of approximately $7,000. In addition, the Company was also required to issue an additional 77,500 shares of its common stock to Commtel pursuant to the default provisions of the note under which Commtel was entitled to 2,500 additional shares of the Company's common for each day the note remained in default. As a result of the above, Commtel now owns an aggregate of 816,548 shares of the Company's common stock.

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

      D2 Loan

      January 25, 2000, the Company entered into a Convertible Subordinated Bridge Loan in the amount of $300,000 with D2 Partners (the "D2 Loan"). The proceeds of this loan were used to acquire DSI. The D2 Loan is repayable with interest at 10% per annum on July 26, 2000. The D2 Loan is initially convertible into 150,000 shares of the Company's common stock at a conversion ratio of $2.00 per share. The Company issued 100,000 three-year common stock purchase warrants with an exercise price of $1.50 per share. The proceeds received from the issuance of the note was allocated to each component based upon the relative fair values resulting in a discounted carrying value of the note of $126,000 and an increase to stockholders' equity of $174,000. If the Company does not redeem the note by July 26, 2000, the conversion ratio is reduced to $0.50 per share (representing 600,000 shares of the Company's common stock).

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

   NOTE G - NET LOSS PER SHARE

   Net loss per share is presented under Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to approximately 11.2 million and 3.5 million outstanding options and warrants for the three months ended March 31, 2000 and 1999 respectively.


   NOTE H - INCOME TAXES

   The Company has Federal and State net operating loss carryforwards of approximately $5.9 million available to offset future taxable income, if any, through December 2019. The utilization of the net operating losses is subject to a substantial limitation due to the "change of ownership" provisions under Section 382 of the Internal Revenue Code and similar State provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences since there is no assurance that their benefit will be realized in the future. No current tax has been accrued during the first quarter as a result of the Company's continuing losses and the uncertainty of the Company's effective tax rate.

   NOTE I - COMMON STOCK

   At March 31, 2000 the Company is authorized to issue 25,000,000 shares of common stock, $.001 par value and 10,000,000 shares of preferred stock, $.001 par value. As of March 31, 2000 there were 23,014,345 shares of common stock outstanding and the Company had reserved 2,500,000 shares of common stock for issuance under the Company's stock option plan. The Company received shareholder approval to increase the authorized number of common shares to 75,000,000 and effective May 4, 2000 has amended its Certificate of Incorporation to reflect such increase.

NOTE J - CONSULTING EXPENSES

The Company recorded consulting expenses totaling $1.6 million for the three-month period ended March 31, 2000. Included in these charges are approximately $225,000 of non-cash charges reflecting the estimated fair value of warrants granted to purchase 1,025,000 shares of common stock at a range of between $1.00 to $5.00 per share with terms of between two and five years. The fair value of such warrants was estimated using the Black-Scholes Option Pricing Formula. Additionally, approximately $980,000 of the consulting costs incurred reflects the fair value of 535,000 shares of the Company's common stock issued for professional services rendered during the three-month period ending March 31, 2000.

NOTE K - RELATED PARTY TRANSACTIONS

Dreferred financing costs includes $266,000 paid to a consulting firm owned by one of the Company's directors for services rendered in connection with obtaining the revolving credit facility as described in Note D.

      The statements contained in this Quarterly Report on Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: the obtaining of sufficient financing to maintain the Company's planned operations, including acquisitions of other companies; the changing of market conditions and the other risks detailed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Trends and Uncertainties" in this Quarterly Report on Form 10-QSB and elsewhere herein. The Company does not undertake to update any forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements of Symposium Corporation (the "Company" or "Symposium") and the notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-QSB.

      This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Symposium for the three months ended March 31, 2000.

Introduction
------------

      The Company was incorporated in Delaware in May 1997 as "Brack Industries, Inc.", changed its name to "Symposium Telecom Corporation" in June 1998 and to "Symposium Corporation" in May 1999. The Company commenced business operations in the quarter ended December 31, 1998. From December 1998 through June 30, 1999, the Company, through its wholly-owned subsidiary Publishers Advantage Corporation ("PAC"), had minimal operations and was engaged principally in telemarketing magazine and periodical subscription renewals to persons whose subscriptions had recently expired. The Company discontinued the operations of PAC as of June 30, 1999.

      The Company's principal business strategy is to acquire well established direct marketing companies and then leverage the existing marketing infrastructure and management techniques of those companies to attain significant market presence in the new web-based economy. Targeted acquisitions will have one or more of the following characteristics:

-     a history of profitability

-     an on-going base of current customers

-     the ability to reach millions of consumers annually

- direct marketing expertise in such areas as outbound/inbound telemarketing, mass market print and broadcast advertising and mass market direct mail campaigns

- the opportunity for significant growth within each company's present business.

      Symposium's strategy is to "piggyback" on the direct marketing skills of an acquired company and its consumer contacts to recruit members to a web-based discount buying club being developed by Symposium, to provide E-mail addresses to third party web sites and/or to sell a variety of targeted web services. By following this strategy, Symposium believes that it can obtain new web customers for either Symposium's own use or for third party web retailers at or below the cost of other recruiting techniques. There can be no assurance, however, that the Company will be able to identify and acquire companies that meet these criteria .As the first step in the implementation of this strategy, in January 2000, Symposium completed its acquisition of Direct Sales International LP ("DSI") (see "DSI Acquisition" below).

DSI Acquisition

      On January 28, 2000 Symposium, through its wholly-owned subsidiary Media Outsourcing, Inc. ("MOS"), acquired substantially all the assets and assumed certain liabilities of DSI, a magazine subscription agency based in Atlanta, Georgia which works on behalf of US magazine publishers to generate new magazine subscriptions. The purchase price paid by Symposium to acquire the net assets of DSI was approximately $27.6 million including: (i) $25.0 million in cash paid to the Seller, (ii) an agreement to loan $1.5 million to AmeriNet, Inc. ("AmeriNet") a company in which Richard Prochnow, DSI's former owner and seller of DSI, holds a majority interest and (iii) approximately $1.1 million in closing costs and fees incurred in connection with the acquisition.. Symposium financed the cash portion of the purchase price by borrowing $16.0 million under a credit facility provided by Coast Business Credit, resulting in net proceeds of $15.8 million net of fees, and by using proceeds totaling approximately $9.2 million from the issuance of common stock, warrants for the purchase of common stock, convertible preferred stock and convertible debentures. (See "MD&A--Financial Condition and Liquidity" for a further description of such financing).

Results of Operations
---------------------

      Revenues: During the three months ended March 31, 2000, the Company recorded revenues totaling $12.7 million. These revenues were derived primarily from the sales of magazine contracts at MOS from January 28, 2000, the date of the DSI acquisition, totaling approximately $12.1 million and commission revenues from sales of memberships in a third party discount-buying club of $636,000. There were no revenues in the comparable period in 1999.

      Commission Expense: The Company recorded approximately $6.3 million in commission costs reflecting payments made to brokers on MOS magazine sales from January 28, through March 31, 2000.

      Magazine Costs: The Company incurred approximately $1.6 million of magazine costs resulting from the magazine sales by MOS from January 28, through March 31, 2000.

      Other Direct Costs: For the three months ended March 31, 2000, the Company recorded $1.7 million of other direct costs related to the magazine sales by MOS. Other direct costs primarily consisted of wages of approximately $933,000, bank charges related to the processing of payments received by credit cards of approximately $222,000 and other costs of approximately $545,000.

      Salaries and Benefits: Salary and benefits increased by $533,449 (or 396.4%) to $668,011 for the three months ended March 31, 2000 from $134,562 for the same period in 1999. This increase reflects increased salary expense of approximately $400,000 related to MOS and approximately $133,000 of increased costs related to increased staff at Symposium Corporation (parent company).

      Consulting Expenses: Consulting expenses increased by $1.5 million (or 2,754.2%) to $1.6 million for the three months ended March 31, 2000 from $54,600 for the three months ended March 31, 1999. Included in consulting expenses for the first quarter 2000 are approximately $225,000 of non-cash charges reflecting the estimated fair value of warrants granted to purchase 1,025,000 shares of common stock with exercise prices varying from $1.00 to $5.00 per share with terms ranging from two to five years. The fair value of such warrants was estimated using the Black-Scholes Option Pricing Formula. Additionally, $980,000 of the consulting expenses incurred reflects the fair value of 535,000 shares of the Company's common stock issued for professional services rendered during the three month period ended March 31, 2000. See Part II, Item 2 "Changes in Securities."

      Other Operating Expenses: Other operating expenses increased by $554,329 (or 216.9%) to $809,951 for the three months ended March 31, 2000 from $255,622 for the three months ended March 31, 1999. This increase was primarily a result of $410,000 of non-cash charges reflecting the estimated fair value of 600,000 options granted to directors at an exercise price of $2.00 per share and approximately $237,000 of other operating costs at MOS that were incurred during the first quarter 2000, offset by losses incurred on PAC and costs related to its former UK based office during the three months ended March 31, 1999. The fair value of the directors' options was estimated using the Black-Scholes Option Pricing Formula.

      Amortization of Goodwill: During the first quarter of 2000, the Company recorded $96,931 of goodwill amortization related to the $5.8 million of goodwill recorded in connection with the January 28, 2000 DSI Acquisition. Goodwill is being amortized on a straight-line basis over a ten-year period.

      Interest Expense: The Company recorded interest expense totaling $2.1 million, primarily consisting of $1.7 million of non-cash interest related to the fair value of shares and warrants issued in connection with the initial issuance and subsequent conversions of the DSI acquisition bridge financings and approximately $ 400,000 related to the amortization of deferred financing fees and interest on the Coast Business Credit Financing Facility.

      Income Taxes: No provision was recorded for federal and state income taxes as the Company incurred net operating losses since inception. In accordance with Statement of Accounting Standards No. 109 "Accounting for Income Taxes" the Company provided a valuation allowance for the entire amount of the deferred tax assets because of the uncertainty regarding their realization.

      Preferred Dividends: For the three months ended March 31, 2000, the Company recorded $20.4 million of dividends including $20.3 million of non-cash deemed dividends recorded in connection with the Series A, B and C preferred stock issued to complete the DSI Acquisition on January 28, 2000. Deemed dividends represent the accretion of the difference between the carrying value and the mandatory redemption amounts of preferred stock that resulted from allocating a portion of the proceeds to common stock, common stock purchase warrants and the beneficial conversion features of the shares and also dividends received in connection with the conversion of the Series A preferred stock into common stock on March 27, 2000.

      Net Loss and Net Loss per Share: The net loss to common stockholders for the three months ended March 31, 2000 was $22.4 million, or $1.39 per share, compared to a loss of $443,588, or $0.06 per share, for the three months ended March 31, 1999. The increase in the net loss to common shareholders for the first quarter of 2000 reflects (1) the impact of the $20.4 million of preferred stock dividends recorded during the period, (2) increased interest charges related to the acquisition financings, (3) increased consulting costs primarily related to issuances of warrants and shares of the Company's stock, offset by (4) MOS's earnings from January 28, 2000 through March 31, 2000.

Financial Condition and Liquidity
---------------------------------

      At March 31, 2000, the Company had cash on hand of $364,519. For the three months ended March 31, 2000 the Company generated $352,863 from operations and $22.9 million from financing activities and used $23.3 million in investing activities. Through the operations of MOS, the Company generates cash flow from the sale and collection of trade receivables, commissions earned from publishers in connection with originating paid subscriptions for certain publications, and commissions earned on the sale of third party discount buying club memberships. MOS uses these funds, as well as funds available under its revolving credit facility, to fund its working capital needs. Under the Coast Facility, MOS is not permitted to make distributions to Symposium in excess of $1.8 million per annum, plus any amounts necessary for tax obligations attributable to its operations. While the Company believes that the cash flow from operations at MOS and the amount available under the terms of the revolving credit facility are currently sufficient to meet the day-to-day operating requirements of MOS and the Company, such cash flow would not be sufficient to retire the outstanding preferred stock and meet certain other commitments including short term notes and other obligations nor would such cash flow be sufficient to complete any additional acquisitions in furtherance of the Company's overall strategy. Consequently, the Company is currently in negotiations to raise additional financing to meet its short term obligations and to provide for additional working capital.

      There can be no assurance that the Company will be successful in raising the additional funds needed to retire its outstanding commitments. If the Company is unable to redeem the convertible securities that are outstanding as of March 31, 2000 (see below), the Company would be required to issue a significant amount of additional shares of its common stock and warrants resulting in significant dilution to the current shareholders.

AmeriNet Commitment

      In February, 2000, the Company decided not to exercise its option (the "Option") to acquire 50.1% of the outstanding stock of AmeriNet, Inc. ("AmeriNet"), but as a prerequisite to consummating the DSI acquisition agreed to provide a $1.5 million credit facility to AmeriNet in addition to a $500,000 loan made during 1999. Mr. Prochnow (the former owner of DSI) is a majority owner of AmeriNet. The Company is treating its commitment to provide additional funding to AmeriNet as an increase in the purchase price of DSI due to the uncertainty of AmeriNet's ability to repay any of the loans. The credit facility requires that the Company fund AmeriNet $100,000 per month for the ten months beginning in March 2000 through December 2000, inclusive, plus a payment of $500,000 by July 28, 2000.

Coast Business Credit- Financing Facility

      In connection with the DSI acquisition, MOS and the Company entered into an agreement with Coast Business Credit ("Coast") to provide a credit facility (the "Coast Facility") used to fund the DSI Acquisition and working capital needs of MOS. The Coast Facility is for a term of three years, and provides a maximum credit line of $20 million subject to certain availability limitations. As a result of these availability limitations, the amount available for borrowing under the Coast Facility at the time of the DSI acquisition was $16.0 million, which MOS drew down in its entirety to finance the DSI acquisition. Interest on outstanding advances under the Coast Facility accrues at an annual rate equal to the higher of (i) the prime rate plus 200 basis points, calculated on the basis of the actual number of days elapsed in a 360 day year, and (ii) 9.0%. The Coast Facility requires Symposium and MOS to comply with specified financial covenants. In connection with the execution and delivery of the Coast Facility, the Company granted Coast 300,000 five-year options to purchase the Company's Common Stock at an exercise price of $3.53 per share (110% of the closing price of the Common Stock on the closing date). Coast extended the facility to the Company with the condition that the Company raise additional equity capital of not less than $3 million by February 28, 2000, which was subsequently extended to March 31, 2000. On March 30, 2000 the Company and Coast amended the Coast Facility as follows: (i) the covenant requiring the Company to raise additional cash equity of $3.0 million was eliminated; (ii) the parties reduced the consolidated net worth (defined as stockholder equity and subordinated debt) covenant to $9.0 million from $12.0 million at March 31, 2000; and (iii) a new covenant was added requiring that the Company maintain excess borrowing availability of (a) $750,000 through April 30, 2000, (b) $1.0 million from May 1, 2000 through June 30, (c) $2.0 million thereafter. If the Company raises additional equity of $3.0 million, this availability requirement is reduced to $750,000.

      The Company and MOS are also required to maintain certain minimum earnings ratios and levels of net worth as defined in the agreement and MOS is restricted from making Cash distributions to Symposium in excess of $1.8 million annually plus any amounts necessary for tax obligations attributable to its operations. All of MOS's assets are pledged as collateral for this obligation.

      As of March 31, 2000, the outstanding balance on the Coast facility was approximately $14.3 million compared to total availability of $16.2 million resulting in $1.9 million of funds available for borrowing by MOS at March 31, 2000.

Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A
Preferred")

      On January 28, 2000, the Company issued 21,500 shares of Series A Preferred resulting in net proceeds to the Company totaling $2.0 million. The outstanding shares of Series A Preferred ("Series A Shares") were initially redeemable at an aggregate redemption price of $2,150,000 (together with accrued dividends at a rate of 16% per annum). As a result of the Company's failure to redeem the Series A Preferred on February 27, 2000, the Company was required to issue to the holders of the outstanding Series A Preferred (the "Series A Holders") an aggregate of 16,125 shares of Common Stock per day for each day that the Series A Shares remained outstanding from February 28 through March 28, 2000 and 26,875 shares of Common Stock per day for each day that such Series A Shares remained outstanding after March 28, 2000.

      If the Series A Shares were not redeemed by March 28, 2000 (the "Series A Trigger Date"), the Company would have been required to issue to the Series A Holders, monthly in advance, five-year warrants to purchase 215,000 shares of Common Stock per Series A Share at an exercise price of $.10 per share, for each 30-day period the Series A Shares remained outstanding from and after March 28, 2000. In addition, on March 29, 2000, the conversion price at which the Series A Shares were convertible into shares of Common Stock would have decreased from $2.00 to $0.10. On March 23, 2000, the holders of the Series A Shares agreed to extend the Series A Trigger Date until April 12, 2000 in consideration for the issuance to such holders of an aggregate of 275,000 shares of Common Stock.


      On March 27, 2000, the Series A Holders, in full satisfaction of their rights as Series A Holders, (the "Series A Settlement") (i) converted their total holdings of Series A Shares including accrued and unpaid dividends into an aggregate of 4,414,666 shares of Common Stock (representing a conversion price of $.50 per share); (ii) the Company agreed to issue to the Series A Holders:
(A) warrants to purchase 1,103,500 shares of Common Stock at an exercise price of $0.50 per share and (B) warrants to purchase 1,103,500 shares of Common Stock at an exercise price of $1.00 per share; and (iii) the Company paid to Capital Research, Ltd. (the placement agent for the Series A Shares and one of the Series A Holders) a fee of 220,000 shares of Common Stock.

Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B
Preferred")

On January 28, 2000, the Company issued 15,350 shares of Series B Preferred (together with three-year warrants to purchase an aggregate of 383,750 shares of Common Stock at $1.50 per share resulting in net proceeds to the Company totaling $1.5 million. The Series B Preferred is initially convertible into 767,500 shares of Common Stock at a conversion price of $2.00 per share and is entitled to a 10% cumulative dividend, payable quarterly. The Series B Preferred is mandatorily redeemable on July 26, 2000 for an aggregate redemption price of $1,535,000, together with accrued dividends ($26,495 as of March 31, 2000 and accruing thereafter at a rate of 10% per annum). The Company is also required to redeem the Series B Preferred out of the proceeds of any subsequent financing greater than $10 million. If the Series B Preferred is not redeemed in full on or December 28, 2000, the conversion price automatically decreases from $2.00 per share to $.50 per share. The Company is currently in discussions with holders of the Series B Preferred Stock regarding a possible extension of the Series B mandatory redemption date. Consideration for such extension may include the issue of additional securities and a reduction in the effective conversion price of such preferred and a modification of the terms of the warrants that were issued in connection with such preferred. There can be no assurance that the Company and the Series B holders will reach an agreement on such matters.

Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C
Preferred")

      On January 28, 2000, the Company issued 52,892 shares of Series C Preferred resulting in net proceeds to the Company totaling approximately $5.0 million. The Series C Preferred is initially convertible into shares of Common Stock at $2.00 per share and is entitled to a 10% cumulative dividend, payable quarterly. In connection with the issuance and sale of the Series C Preferred, the Company issued to the holders of the Series C Preferred 1,763,067 shares of Common Stock. Additionally, the Company reduced the exercise price on 2,000,000 warrants previously issued to a holder of Series C Preferred from $3.50 per share to $1.00 per share. The Series C Preferred is mandatorily redeemable on July 26, 2000 at an aggregate redemption price of $5,289,200, together with accrued dividends ($91,923 as of March 31, 2000). The Company is also required to redeem the Series C Preferred out of the proceeds of any subsequent debt or equity security financing greater than $10 million. If the Series C Preferred is not redeemed in full on or prior to July 26, 2000, the conversion price automatically decreases from $2.00 per share to $.25 per share and the Company will be required to issue to the holders of the Series C Preferred, monthly in advance until the Series C Preferred is redeemed in full, five-year warrants to purchase 370,244 shares of Common Stock at a exercise price of $.25 per share.

      On April 24, 2000 the holders of the Series C preferred extended the due date of the redemption of their shares to December 26, 2000 in exchange for 2,247,067 shares of the Company's common stock and a reduction in the effective conversion ratio from $2.00 per share to $1.00 per share. The value of the shares issued and change in the conversion rate will be reflected during the second quarter as an additional deemed dividend.

Acquisition Bridge Financings

      Commtel Services Ltd. Note. On January 20, 2000, the Company entered into a note agreement (the "Commtel Note") with Commtel Services Ltd. ("Commtel") for a 30-day bridge loan in the principal amount of $300,000. The proceeds of this loan were used in connection with the financing of the DSI acquisition. The Commtel Note accrued interest of a rate of 10% per annum, with principal and interest due and payable on February 20, 2000 . In consideration of the loan, the Company issued 75,000 shares of its Common Stock to Commtel. The Company failed to pay the Commtel Note at maturity, as a result of which: (i) the annual interest rate on the Commtel Note increased to 18% on all outstanding principal and accrued interest, and (ii) the Company was required to issue to Commtel an additional 50,000 shares of Common Stock as of February 21, 2000 and an additional 2,500 shares of Common Stock for each subsequent day until the Commtel Note was paid or converted (aggregating 77,500 shares on March 21, 2000). On March 21, 2000, Commtel converted the Commtel Note into approximately 614,048 shares of Common Stock in satisfaction of all principal and interest due. The proceeds received from the issuances of the Commtel Note and accompanying Common Stock are being allocated among the Note and Common Stock component based on their relative fair values on January 20, 2000 (the date of issuance). The fair value of the Common Stock on January 20, 2000 was $2.31 per share and resulted in discounted carrying value to the Commtel Note of $200,000 and an increase to stockholders' equity of $100,000.

      As a result of the conversion of the Commtel Note, during the first quarter of 2000, the Company recorded additional interest expense of approximately $1.2 million including interest of 10% on the Commtel Note, the fair market value of additional common shares issued under the penalty provisions of the Commtel Note, and the intrinsic value of the beneficial conversion of the Commtel Note into 614,048 shares of common stock.

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

      D2 Loan. On January 25, 2000, the Company borrowed $300,000 from D2 Co. LLC, which borrowing is payable on July 26, 2000 (the "D2 Loan"). The proceeds of the D2 Loan were used primarily in connection with the financing of the DSI acquisition. Interest accrues on the D2 Loan at an annual rate of 10% and is due and payable along with the outstanding principal at maturity. The Company issued 100,000 three-year common stock purchase warrants with an exercise price of $1.50 per share. The proceeds received from the issuance of the note was allocated to each component based upon the relative fair value resulting in discounted carrying value of due note of $126,000 and an increase to Stockholders' equity of $174,ooo..The outstanding principal amount of the D2 Loan is initially convertible into 150,000 shares of the Company's Common Stock at a conversion price of $2.00 per share. If the Company does not pay the D2 Loan by July 26, 2000, the conversion price is reduced to $0.50 per share (representing 600,000 shares of the Company's Common Stock).

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

      Richard Prochnow Put Right. In an agreement dated as of June 9, 1999, the Company sold to Richard Prochnow 2,500,000 shares of Common Stock. In connection with the acquisition of DSI, the Company and Mr. Prochnow entered into a certain registration rights agreement, dated as January 28, 2000 whereby, at any time between January 15, 2001 and March 15, 2001, Mr. Prochnow may, by delivery of written notice to the Company, require the Company to purchase from Mr.
Prochnow up to 600,000 shares of Common Stock for $3.00 per share, resulting in an aggregate payment obligation of the Company to Mr. Prochnow of $1.8 million.

General Economic Conditions
---------------------------

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

Interest Rates
--------------

      In connection with the Company's acquisition of Direct Sales International, Inc. ("DSI"), the Company's wholly-owned subsidiary Media Outsourcing, Inc. ("MOS") entered into the Coast Credit Facility (the "Coast Facility") with Coast Business Credit (the "Bank") pursuant to a Loan and Security Agreement dated January 28, 2000 (the "Loan"). The Company has guaranteed MOS's obligations under the Loan.

      The Company's profitability may be directly affected by interest rates, specifically the Prime Rate, which affects the interest payable by MOS under the Coast Facility. The annual rate of interest payable under the Coast Facility is calculated at the higher of (i) the Prime Rate plus 200 basis points and (ii) 9.0%. An increase in the Prime Rate would increase the interest payable by MOS under the Coast Facility, adversely impacting earnings.

Need for Additional Financing
-----------------------------

      The Company will require additional debt or equity financing in order to meet its obligations to redeem the outstanding shares of Series B and Series C Preferred Stock, which are redeemable on or before July 26 and December 28, 2000, respectively, to pay the outstanding principal balances of and accrued interest on the D2 Note which matures on July 26, 2000 and to meet its obligations to provide additional funding to AmeriNet during calendar year 2000. The Company will also require additional financing to pursue its strategy of expanding its business operations through the development or acquisition of niche direct marketing businesses. The failure timely to obtain such financing could prevent the Company from continuing its business strategy or responding to changing business or economic conditions, could cause the Company to experience difficulty in withstanding any adverse operating results or competing effectively and could, therefore, materially adversely affect the Company. The Company financed its January 2000 acquisition of DSI with the proceeds of borrowings under the Coast Facility, the proceeds of certain bridge financing and the proceeds from the issuance and sale of shares of the Company's Series A, B and C Preferred Stock. The terms of the Coast Facility, the Series A, B and C Preferred Stock and the bridge financing are described above.

      The Company's failure timely to redeem the B and C Preferred Stock will trigger certain requirements under their respective Certificates of Designation and the Company's agreements with the holders thereof, that the Company issue shares of Common Stock or warrants to purchase Common Stock to the holders of Preferred Stock, and will result in a significant reduction of the applicable prices at which such Preferred Stock is convertible into Common Stock. Such issuances and reductions could result in significant dilution to the existing holders of Common Stock. See "Dilution" below.

Limited Operating History
-------------------------

      Although the business of DSI that was acquired by MOS on January 28, 2000 has a history of profitable operations, the Company has a limited operating history and it is difficult to predict whether the Company will be profitable in the future.

Acquisitions
------------

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

Managing Growth
---------------

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

Volatility of Stock Price
-------------------------

      The market price of the Company's Common Stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of the Company. Future market movements may materially and adversely affect the market price of the Company's Common Stock.

Ownership of Company is Concentrated
------------------------------------

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


Dilution, Shares Eligible for Future Sale Could Cause the Company's Stock Price
-------------------------------------------------------------------------------
to Decline
----------


      As of May 15, 2000, there were 23,014,345 issued and outstanding shares of Common Stock and the Company was required to reserve approximately an additional
19.8 million shares of Common Stock for issuance upon exercise of outstanding options and warrants and conversion of outstanding convertible securities (the "Derivative Securities").

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

      In March 1999, the Company issued an aggregate of 100 Units, each Unit consisting of (i) 25,000 shares of its Common Stock and (ii) 25,000 warrants (the "Warrants"), each warrant representing the right to purchase one share of Common Stock at an exercise price of $3.50 per share expiring on December 31, 2001 (the "Units Offering"). In connection with this offering, the Company agreed to register, as promptly as practicable following June 16, 1999 (the date the Company's Common Stock was registered under Section 12 of the Securities Exchange Act of 1934, as amended) the Common Stock included the Units and all Common Stock issuable upon exercise of the Warrant component of the Units (Collectively, the "Unit Shares").


      On January 28, 2000, Symposium entered into a Registration Rights Agreement with Richard Prochnow, which also requires the Company to register 1,000,000 of the shares owned by Mr. Prochnow (the "Prochnow Shares") within 120 days following January 28, 2000.

      The Company has not yet filed a registration statement covering the Prochnow Shares or the Unit Shares.


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

      In connection with the issuance of the Series A, B and C Mandatorily Redeemable Convertible Preferred Stock of the Company, the Company has agreed to register, upon demand, (i) the Common Stock issued to the holders of the Series A and C Preferred in connection with the original issuance and sale thereof, and the Common Stock issued or issuable, upon conversion of the Series A, B and C Convertible Preferred Stock (collectively, the "Preferred Stock"), (ii) the Common Stock issued, or issuable, upon exercise of warrants of the Company issued to the holders of Series B Convertible Preferred Stock; (iii) the Common Stock issuable upon exercise of warrants issued to the holders of the Series A Preferred Stock to induce such holders to convert shares of Series A Preferred Stock; (iv) the Common Stock issued to the holders of the Series A Preferred Stock to induce such holders to extend the Series A Trigger Date from March 28, to April 12, 2000; (v) the Common Stock issued or issuable to the holders of the Series C Preferred Stock to induce such holders to extend the Series C Trigger Date to December 26, 2000; (vi) the Common Stock issuable upon exercise of certain springing warrants that the Company would be required to issue to the holders of the Series C Preferred Stock if the Series C Preferred is not redeemed on or before the Series C Trigger Date; and (vii) any other securities issued or issuable as a result of, or in connection with, any stock dividend, stock split or reverse stock split, combination, recapitalization, reclassification, merger or consolidation, exchange or distribution in respect of the Common Stock referred to above. The Company has also agreed to unlimited "piggy back rights" with respect to such shares.


Credit Facility Covenants
-------------------------

      In connection with the financing of the DSI acquisition, MOS and the Company entered into the Coast Facility. The Company has guaranteed MOS' obligations under the Coast Facility. Under the terms of the agreement with Coast, the Company is required, among other things, to maintain a consolidated net worth of not less than $9.0 million (defined as stockholders' equity and subordinated debt) and excess borrowing availability of (a) $750,000 through April 30, 2000, (b) $1.0 million from May 1 through June 30, 2000 and (c) $2.0 million thereafter. If the Company raises additional equity of $3.0 million, the excess availability requirement is reduced to $750,000. If the Company cannot satisfy these covenants, or other covenants under the Coast Facility, it will be required to seek a waiver or amendment from Coast. Although Coast has agreed to waivers and amendments in the past, there can be no assurance that Coast will do so in the future. If MOS and the Company are in default of their obligations to Coast, Coast would be entitled to accelerate the maturity of outstanding indebtedness under the Coast Facility $14.3 million is outstanding as of March 31, 2000 and to enforce its security interest in the Company's assets.

Preferred Stock; Possible Anti-Takeover Effect
----------------------------------------------

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

Dependence on Key Personnel
---------------------------

      The Company's and MOS' success depends to a significant extent upon a number of key employees and management. The loss of the services of key employees could adversely affect our business, operating results or financial condition.

Year 2000
---------

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

Recent Issuances of Unregistered Securities to Consultants:

         During the quarter ended March 31, 2000, Symposium issued an aggregate of 535,000 shares of Common Stock and warrants to purchase an aggregate of 1,025,000 shares of Common Stock in consideration for various consulting, financial public relations and similar services, as described below.

      On January 13, 2000 Symposium issued to Weil Consulting 130,000 shares of common stock for financial public relations services and investment relations services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Weill Consulting represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On January 13, 2000 Symposium issued to Fontennelle LLC 50,000 shares of common stock for financial public relations services and investment relations services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Fontenelle LLC represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On February 23, 2000 Symposium issued 3-year warrants to purchase an aggregating 250,000 shares of common stock at an exercise price of $2.00 per share to various telemarketers that originate business for MOS. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) the telemarketers represented that they were accredited investors and were acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On March 1, 2000 Symposium issued 5-year warrants to purchase 75,000 shares of common stock at an exercise price of $2.50 per share to Metropolitan Capital Partners for financial public relations services and investment relations activities rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Metropolitan Capital Partners represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On March 8, 2000 Symposium issued to Sodages SA 100,000 shares of common stock for financial public relations services and investment relations activities rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Sodages SA represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On March 8, 2000 Symposium issued to Shawn Becker 60,000 shares of common stock for financial public relations services and investment relations activities rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Mr. Becker represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On March 8, 2000 Symposium issued to Robert Schwartz 60,000 shares of common stock for financial public relations services and investment relations activities rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Mr. Schwartz represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On March 8, 2000 Symposium issued to David Parker 60,000 shares of common stock for financial public relations services and investment relations activities rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) that Mr. Parker represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On March 10, 2000 Symposium issued 3-year warrants to purchase 10,000 shares of common stock at an exercise price of $2.00 per share to Focus Partners for financial public relations services and investment relations activities rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Focus Partners represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On March 10, 2000 Symposium issued to Metropolitan Capital Partners 75,000 shares of common stock for financial public relations services and investment relations activities rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Metropolitan Capital Partners represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On March 10, 2000 Symposium issued 2-year warrants to purchase 100,000 shares of common stock at an exercise price of $2.13 per share to Kanin, Corbin, Schupak & Aronow, Inc. ("KCSA") for financial public relations services and investment relations activities rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) KCSA represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On March 23, 2000 Symposium issued 3-year warrants to purchase 25,000 shares of common stock at an exercise price of $2.00 per share to Neal Andres for financial public relations services and investment relations activities rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Mr. Andres represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On March 23, 2000 Symposium issued 3-year warrants to purchase 65,000 shares of common stock at an exercise price of $2.00 per share to Douglas Weill Consulting for financial public relations services and investment relations activities rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Mr. Weill represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On March 24, 2000 Symposium issued 5-year warrants to purchase an aggregate of 500,000 shares of common stock as follows: 150,000 shares at an exercise price of $2.50 per share, 100,000 shares at an exercise price of $3.50 per share, 150,000 shares at an exercise price of $4.50 per share, and 100,000 shares for an exercise price of $5.00 per share to Adolph Komorsky Investments for financial public relations services and investment relations activities rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Adolph Komorsky Investments represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

Recent Sales of Unregistered Securities in Connection with Bridge Financings:

      On January 25, 2000 Symposium issued to Commtel Inc. ("Commtel") 75,000 shares of common stock in connection with acquisition bridge note issued by the Company to Commtel related to the DSI acquisition. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Commtel Inc. represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On March 21, 2000 Symposium issued to Commtel 741,548 shares of common stock in connection with the conversion of the Commtel Note. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Commtel Services, Inc. represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On January 25, 2000, Symposium issued 3-year warrants to purchase 35,000 shares of common stock at an exercise price of $1.50 per share to George Todt in consideration for placement agent services rendered in connection with the Fontenelle Note financing. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) the fact that Mr. Todt represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On January 25, 2000, Symposium issued 3-year warrants to purchase 250,000 shares of common stock at an exercise price of $1.00 per share to Fontenelle LLC in connection with the Fontenelle Note financing. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) the fact that Fontenelle LLC represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On January 25, 2000, Symposium issued 3-year warrants to purchase 100,000 shares of common stock at an exercise price of $1.50 per share to D2 Co LLC in connection with the D2 Co LLC financing. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) the fact that D2Co LLC represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

Recent Issuances of Unregistered Convertible Preferred Stock

      On January 28, 2000, in connection with the acquisition of DSI, the Company issued the following shares of Series A and C Convertible Preferred Stock and Common Stock in the amounts and to the persons set forth below. The issuance and sale of these securities was made in reliance on Rule 506 of Regulation D under the Securities Act of 1933. Each of such purchasers represented that they were accredited investors.

SERIES A and SERIES C INVESTOR SCHEDULE

--------------------------------------------------------------------------------
Recipient         Shares of      Shares of     Shares of    Shares of Common
                  Series A       Common Stock  Series C     Stock issued to
                  Convertible    issued to     Convertible  Series C Preferred
                  Preferred      Series A      Preferred    Investors
                  Stock, par     Preferred     Stock, par
                  value $.001    Investors     value $.001
--------------------------------------------------------------------------------
Lancer            20,000         400,000       45,000       1,500,000
Offshore Inc.
--------------------------------------------------------------------------------
Joseph                                         3,000        100,000
Giamanco
--------------------------------------------------------------------------------
Gary Herman                                    1,500        50,000
--------------------------------------------------------------------------------
Capital           1,500          30,000        3,392        113,067
Research LTD
--------------------------------------------------------------------------------

      Capital Research LTD received such securities as consideration for its role as placement agent for the Series A and C investments of Lancer Offshore Inc., Joseph Giamanco and Gary Herman.

      Also on January 28, 2000 and in connection with the acquisition of DSI, the Company issued the following shares of Series B Convertible Preferred Stock and Warrants to purchase shares of Common Stock (at an initial exercise price of $1.50 per share of Common Stock) in the amounts and to the persons set forth below. The issuance and sale of these securities was made in reliance on Rule 506 of Regulation D under the Securities Act of 1933. Each purchaser represented that they were an accredited investor.

SERIES B INVESTOR SCHEDULE

--------------------------------------------------------------------------------
Recipient                 Series B             3-Year Warrants to Purchase
                          Convertible          Shares of Common Stock, at an
                          Preferred Stock,     exercise price of $1.50 per share
                          par value $.001
--------------------------------------------------------------------------------
Dominic Chang                    1,500                      37,500
--------------------------------------------------------------------------------
Krishnan Thampi                   500                       12,500
--------------------------------------------------------------------------------
Dublin Holding, LTD              1,000                      25,000
--------------------------------------------------------------------------------
JRSquared, LLC                   1,500                      37,500
--------------------------------------------------------------------------------
Kerry Fleming                    4,500                     112,500
--------------------------------------------------------------------------------
Dominic Basani                   1,500                      37,500
--------------------------------------------------------------------------------
David Jan Mitchell               1,500                      37,500
--------------------------------------------------------------------------------
TCMP3 Capital LLC                 600                       15,000
--------------------------------------------------------------------------------
Jodi Kirsch                      2,000                      50,000
--------------------------------------------------------------------------------
Stephen J. Posner                 250                       6,250
--------------------------------------------------------------------------------
Jean Fresa                        500                       12,500
--------------------------------------------------------------------------------

      In addition, the Company issued three year warrants to purchase 208,163 shares of Common Stock, at exercise prices ranging from $1.50 to $4.50 per share, to D2 Co LLP as consideration for its role as placement agent for the Series B Preferred Stock.

      On March 27, 2000 in connection with the Series A Settlement, the Company issued to Lancer Offshore Investments 4,806,000 shares of common stock and 5 year warrants to purchase 2,000,000 shares of common stock at a weighted average exercise price of $0.75 per share.

      On March 27, 2000 in connection with the Series A Settlement, the Company issued to Capital Research Ltd. 586,750 shares of Common Stock and 5 year warrants to purchase 317,334 shares of common stock at a weighted average exercise price of $0.75 per share.

OPTION GRANTS TO MANAGEMENT

         During the fiscal quarter ended March 31, 2000, the Company granted options to the following Officers and/or Directors of the Company. The grant of these securities was made in reliance on Rule 506 of Regulation D of the Securities Act of 1933. Each of the following individuals qualifies as an "accredited investor" as defined in Rule 501(a) of the Securities Act of 1933.

                          Common Stock
Name                    Underlying Option        Term       Exercise Price
Ronald Altbach             250,000             5 years          $2.00
Richard Cohen              150,000             5 years          $2.00
Bruce Dorskin              150,000             5 years          $2.00
Dennis Gougion             150,000             4 years          $3.20
Richard Kaufman            150,000             5 years          $2.00
Ken Lambert                150,000             5 years          $2.00
Sally Smith                150,000             4 years          $3.20

MISCELLANEOUS


      On February 8, 2000 Symposium issued to Kreditbank SA Luxembourgeoise ( "Kreditbank") 8,558 shares of common stock as an adjustment to the shares issued in the December 23, 1999 placement.

      On February 8, 2000 Symposium issued to Banque Diamantaire Anveroise (Suisse) SA 24,542 shares of common stock as an adjustment to the shares issued in the December 23, 1999 placement.

      Limitation on Rights of Common Stock

      As a result of the issuances of the Series A, B and C Preferred, the rights of the holders of the Company's Common stock have become subordinate to the holders of the Preferred with respect to distributions upon a liquidation of the Company.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

      On January 28, 2000, in connection with the acquisition of DSI, the Company issued an aggregate of 89,742 shares of Series A, B and C Convertible Preferred Stock. Under the terms of the respective certificates of designations, the Company was obliged to reserve a sufficient number of shares of Common Stock so as to permit the issuance of Common Stock upon conversion of the Preferred Stock. The Company may be deemed to have been in default of its obligation to reserve shares of Common Stock during the period from the date of issuance of the Preferred Stock until May 4, 2000 (when it amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 to 75,000,000) because the sum of the number of issued and outstanding shares of Common Stock and the aggregate number of shares required to be reserved upon exercise of all outstanding options and warrants and upon conversion of all outstanding shares of Preferred Stock exceeded 25,000,000 during such period. However, the Company had sufficient available shares of Common Stock to issue to the Series A Holders upon conversion of the Series A Preferred on March 27, 2000. There were no other conversions of convertible securities or exercises of options or warrants during such period. As of May 4, 2000, the Company had a sufficient number of authorized shares of Common Stock to satisfy fully its obligations to reserve shares of Common Stock issuable upon exercise of outstanding options and warrants and upon conversion of convertible securities. See ITEM 4, "Submission of Matters to a Vote of Security Holders" below.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On or about April 10, 2000, the Company initiated a consent solicitation (the "Consent Solictation") under Section 14 of the Securities Exchange Act seeking stockholder approval of an amendment (the "Amendment") to the

Company's Certificate of Incorporation increasing the Company's authorized Common Stock from 25,000,000 to 75,000,000 shares. Shareholders holding 9,407,088, shares of common stock, representing 57.71% of the Company's total outstanding Common Stock as of the record date for the Consent Solicitation, responded to the Consent Solictation. The voting results of the Consent Solicition are as follows:

         - shareholders holding 9,399,061 shares of common stock, or 57.67% of the Company's total outstanding Common Stock as of the record date, voted in favor of the amendment

         - shareholders holding 7,300 shares of common stock, or .004% of the Company's total outstanding Common Stock as of the record date, voted against the amendment

         -        727 abstentions

      The Amendment required the approval of at least a majority of the total outstanding Common Stock as of the record date. The Company filed the Amendment with the Secretary of State of Delaware on May 4, 2000.

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

3.2               Certificate of Designation of Series A Convertible Preferred
                  Stock, par value $.001, filed with the Secretary of State of Delaware on January 28, 2000, incorporated by reference to the Registrant's Form 10K, filed with the Securities Exchange
                  Commission April 12, 2000.

3.3               Certificate of Designation of Series B Convertible Preferred
                  Stock, par value $.001 filed with the Secretary of State of Delaware on January 28, 2000 incorporated by reference to the Registrant's Form 10K, filed with the Securities Exchange
                  Commission April 12, 2000.

3.4               Certificate of Designation of Series C Convertible Preferred
                  Stock, par value $.001 filed with the Secretary of State of Delaware on January 28, 2000 incorporated by reference to the Registrant's Form 10K, filed with the Securities Exchange
                  Commission April 12, 2000.

3.5 By-Laws of the Registrant, incorporated by reference to the Registrant's Form 10-12G, filed with the Securities &
                  Exchange Commission on February 24, 1999.

10.1              Coast Credit Loan and Security Agreement, between Coast
                  Business Credit, a division of Southern Pacific Bank ("Coast") and Direct Sales International, Inc., dated as of January 28,
                  2000 incorporated by reference to the Registrant's Form 10K, filed with the Securities Exchange Commission April 12, 2000.


EXHIBIT NO.       DESCRIPTION
10.2              Amendment to Coast Credit Loan and Security Agreement,
                  between Coast Business Credit, a division of Southern Pacific
                  Bank ("Coast") and Direct Sales International, Inc., dated as of January 28, 2000 incorporated by reference to the
                  Registrant's Form 10KSB for the fiscal year ended December
                  31, 1999, filed with the Securities Exchange Commission April
                  12, 2000.

10.3 Second Amendment to Coast Credit Loan and Security Agreement, between Coast Business Credit, a division of Southern Pacific
                  Bank ("Coast") and Direct Sales International, Inc., dated as of March 6, 2000 incorporated by reference to the Registrant's Form 10KSB for the Fiscal year ended December
                  31, 1999, filed with the Securities Exchange Commission April
                  12, 2000.

10.4 Amendment to Coast Credit Loan and Security Agreement, between Coast Business Credit, a division of Southern Pacific
                  Bank ("Coast") and Direct Sales International, Inc., dated as of March 30, 2000 incorporated by reference to the Registrant's Form 10KSB for the fiscal year ended December
                  31, 1999, filed with the Securities Exchange Commission April
                  12, 2000.

10.5              Continuing Guaranty executed by Symposium Corporation as
                  Guarantor, in favor of Coast Business Credit, with respect to the indebtedness of Direct Sales International, Inc., dated as of January 28, 2000 incorporated by reference to the Registrant's Form 10KSB for the fiscal year ended December
                  31, 1999, filed with the Securities Exchange Commission April
                  12, 2000.

10.6 Employment agreement between Polly Bauer and the Company, dated as of August 20, 1999, incorporated by reference to the Registrant's Form 10QSB for the period ended September 30,
                  1999, filed with the Securities Exchange Commission on October
                  15, 1999. [Incorporation]?

10.7 Employment Agreement between Tim Ledwick and the Company, dated as of September 21, 1999, incorporated by reference to the Registrant's Form 10QSB for the period ended September 30, 1999, filed with the Securities Exchange Commission on October
                  15, 1999.

10.8 Employment Agreement between Ronald Altbach and the Company, dated as of January 1, 1999 incorporated by reference to the Registrant's Form 10-KSB/A, filed with the Securities Exchange
                  Commission on May 1, 2000.

10.9              Consulting Agreement among Executive Management Services,
                  Rupert Galliers-Pratt and the Company, dated as January 1,
                  1999 incorporated by reference to the Registrant's Form
                  10-KSB/A, filed with the Securities Exchange Commission on May
                  1, 2000.

10.10             Letter Agreement Among Lancer Offshore, Inc., Capital
                  Research Ltd. and Symposium Corporation, dated March 23,
                  2000.*

21 List of subsidiaries of Symposium incorporated by reference to the Registrant's Annual Report on Form 10-KSB, for the year ended December 31, 1999 filed with the Securities Exchange
                  Commission April 12, 2000.

27.1              Financial Data Schedule.*

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

99.3              Consulting Agreement between Symposium Corporation, Direct
                  Sales International, Inc. and Richard Prochnow, incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Securities & Exchange Commission on February
                  14, 2000.

EXHIBIT NO.       DESCRIPTION
99.4              Loan Agreement made and entered into as of January 28, 2000, between Symposium Corporation and amanita, incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Securities & Exchange Commission, on February 14,
                  2000.

99.5              Share Purchase and Sale Agreement, by and between Symposium
                  Telecom Corporation and Hamilton Telecommunications Limited, dated December 14, 1998, as amended.

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

* Filed Herewith


-----------------
(b) The Company filed the following Current Reports on Form 8-K during the fiscal quarter ended March 31, 2000:

         (i) the Company's Current Report on Form 8-K, filed on February 14, 2000, in which the Company reported, among other things, the acquisition of DSI;

         (ii) amendment number one to the Company's Form 8-K of February 14, 2000, filed on April 12, 2000 including the financial statements of DSI, as required by Item 7(a) and 7(b) of Form 8-K; and

         (iii) amend number two to the Company's Form 8-K/A of April 12, 2000, filed on April 14, 2000, containing certain technical correction to 8-K/A amendment number one.

                           SIGNATURES

                           In accordance with the requirements of the
Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.

                               SYMPOSIUM CORPORATION

Date: May 15, 2000             By: /s/ Ronald Altbach
                                   -----------------------------
                                   Ronald Altbach
                                   Chairman of the Board of Directors and Chief
                                   Executive Officer

Date: May 15, 2000              By: /s/ Tim S. Ledwick
                                   -----------------------------
                                   Tim S. Ledwick
                                   Chief Financial Officer