Form 10QSB
period 2000-06-30
SYMPOSIUM CORP
filed 2000-08-10
CIK 1069201

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

(MARK ONE)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER 0-25435

                             SYMPOSIUM CORPORATION
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                13-402921
                (STATE OF INCORPORATION)                                 (I.R.S. EMPLOYER ID NO.)

                                410 PARK AVENUE
                         SUITE 830, NEW YORK, NY 10022
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 754-9901
                  (ISSUER'S TELEPHONE NO. INCLUDING AREA CODE)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  [X]       NO  [ ]

     The number of shares outstanding of each of the Registrant's class of common equity, as of August 1, 2000 are as follows:

                  CLASS OF SECURITIES                                       SHARES OUTSTANDING
                  -------------------                                       ------------------
             Common Stock, $.001 par value                                      27,724,725

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SYMPOSIUM CORPORATION

                               TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)
          Balance Sheet...............................................    2
          Statements of Operations and Comprehensive (Loss)...........    3
          Statements of Cash Flows....................................    4
          Notes to Financial Statements...............................    6
Item 2.   Management's Discussion and Analysis or Plan of Operation...   15

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   29
Item 2.   Change in Securities and Use of Proceeds....................   29
Item 3.   Defaults Upon Senior Securities.............................   31
Item 4.   Submission of Matters to a Vote of Security Holders.........   31
Item 5.   Other Information...........................................   31
Item 6.   Exhibits and Reports on Form 8-K............................   31
          A) Exhibit Schedule
          B) Reports Filed on Form 8-K
Signatures............................................................   32

     The statements contained in this Quarterly Report on Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: the obtaining of sufficient financing to maintain the Company's planned operations, including acquisitions of other companies; the changing market conditions and the other risks detailed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Trends and Uncertainties" in this Quarterly Report on Form 10-QSB and elsewhere herein. The Company does not undertake to update any forward-looking statements.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      SYMPOSIUM CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                JUNE 30,
                                                                  2000
                                                              -------------
                                                               (UNAUDITED)
ASSETS:
Current assets
  Cash and cash equivalents.................................  $  2,480,689
  Trade accounts receivable, net of collection and
     cancellation reserve of $22,226,285....................    28,969,615
  Other accounts receivable.................................     2,674,497
  Prepaid expenses..........................................       288,841
  Deferred expense..........................................     1,663,305
                                                              ------------
          Total current assets..............................    36,076,947
                                                              ------------
  Equipment (at cost, less accumulated depreciation)........       352,766
  Deferred financing costs..................................       952,389
  Goodwill and other intangible assets......................     5,573,521
  Other assets..............................................       123,669
                                                              ------------
                                                              $ 43,079,292
                                                              ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Revolving credit facility.................................  $ 13,413,944
  Income tax payable........................................        66,952
  Notes payable.............................................       410,050
  Accounts payable and accrued expenses.....................     4,130,945
  Accrued closing costs.....................................     1,625,000
  Amounts due to publishers.................................     5,804,281
  Deferred revenue..........................................     3,398,489
                                                              ------------
          Total current liabilities.........................    28,849,661
                                                              ------------
  Commitments and contingencies
  Mandatorily redeemable preferred stock, par value $.001
     per share;
     authorized 10,000,000 shares; 60,955 outstanding at
     June 30, 2000..........................................     5,280,473
  Convertible preferred stock, $3,037,500 liquidation value;
     authorized;
     30,375 shares issued and outstanding...................     1,997,811
  Common stock, par value $.001 per share; authorized,
     75,000,000 shares;
     26,150,495 issued and outstanding......................        26,151
  Additional paid in capital................................    51,584,339
  Note receivable -- common stock...........................    (2,497,500)
  Accumulated deficit.......................................   (42,161,642)
                                                              ------------
          Total stockholders' equity........................     8,949,159
                                                              ------------
                                                              ------------
                                                              $ 43,079,293
                                                              ============

         The accompanying notes are an integral part of this statement.

                      SYMPOSIUM CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                      FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                               JUNE 30,                       JUNE 30,
                                      ---------------------------    ---------------------------
                                          2000           1999            2000           1999
                                      ------------    -----------    ------------    -----------
Revenues, net.......................  $ 17,198,243    $        --    $ 30,053,180    $        --
Direct costs and expenses
  Commission expense................     7,760,803             --      14,012,350             --
  Magazine costs....................     1,393,337             --       2,966,986             --
  Other direct costs................     2,903,319             --       4,778,715             --
                                      ------------    -----------    ------------    -----------
                                        12,057,459             --      21,758,051             --
  Gross profit......................     5,140,784             --       8,295,129             --
  Salaries and benefits.............     1,023,075         37,200       1,691,086        171,762
  Consulting expenses...............       734,637        405,850       2,293,016        460,450
  Other operating expenses..........       713,730        335,020       1,523,681        565,532
  Amortization of goodwill and other
     intangible assets..............       145,396             --         242,327         25,110
                                      ------------    -----------    ------------    -----------
          Total expenses............     2,616,838        778,070       5,750,110      1,222,854
                                      ------------    -----------    ------------    -----------
Income (loss) from operations.......     2,523,946       (778,070)      2,545,019     (1,222,854)
Other income, (expense)
  Interest expense..................      (760,704)        33,195      (2,869,341)        34,391
  Other income......................        23,792             --         150,496             --
                                      ------------    -----------    ------------    -----------
Income (loss) before income taxes...     1,787,034       (744,875)       (173,826)    (1,188,463)
Provision for income taxes..........       291,952             --         291,952             --
                                      ------------    -----------    ------------    -----------
Net income (loss)...................     1,495,082       (744,875)       (465,778)    (1,188,463)
Preferred dividends.................   (11,424,533)            --     (31,866,460)            --
                                      ------------    -----------    ------------    -----------
Net loss to common stockholders.....  $ (9,929,451)   $  (744,875)   $(32,332,238)   $(1,188,463)
                                      ============    ===========    ============    ===========
Basic and diluted net loss per
  share.............................  $      (0.40)   $     (0.07)   $      (1.58)   $     (0.13)
                                      ============    ===========    ============    ===========
Weighted-average shares of common
  stock outstanding -- basic and
  diluted...........................    24,742,000     10,155,000      20,430,093      9,064,121
                                      ============    ===========    ============    ===========

         The accompanying notes are an integral part of this statement.

                      SYMPOSIUM CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) from continuing operations.....................  $   (465,778)   $(1,188,463)
  Adjustments to reconcile results of operations to net cash effect of operating activities:
  Value of common stock and common stock purchase warrants
     issued for services....................................     1,942,794        226,900
  Non cash interest expense.................................     1,887,467             --
  Depreciation and amortization.............................       498,806         26,290
  Net change in asset and liability accounts:
     Accounts receivable....................................    (3,377,102)            --
     Prepaid expenses.......................................       524,551        (41,103)
     Accounts payable and other accrued expenses............    (1,792,793)        63,447
     Other, net.............................................     2,327,554        (15,907)
                                                              ------------    -----------
  Net cash provided by (used in) operating activities.......     1,545,499       (912,929)
                                                              ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment.....................................      (125,785)       (35,417)
  Proceeds from sale of equipment...........................                        3,500
  Acquisition of DSI, net of cash on hand at closing date...   (23,535,190)
  Deferred acquisition costs................................            --       (370,556)
                                                              ------------    -----------
  Net cash used in investing activities.....................   (23,660,975)      (402,473)
                                                              ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of preferred stock....................    11,301,750             --
  Proceeds from sales of common stock.......................            --      2,360,000
  Payments received on note receivable......................         2,500             --
  Proceeds from acquisition short-term notes................     1,350,000             --
  Repayment of short-term notes.............................      (800,000)            --
  Repayment of preferred stock..............................      (535,000)            --
  Net funds drawn on revolver for DSI Acquisition...........    15,775,000             --
  Net repayments of Revolving Credit Agreement..............    (2,586,056)            --
  Preferred dividends paid..................................       (59,644)            --
  Deferred financing costs..................................      (190,000)            --
                                                              ------------    -----------
  Net cash provided by financing activities.................    24,258,550      2,360,000
                                                              ------------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     2,143,074      1,044,598
  Cash and cash equivalents at beginning of period..........       337,615        276,243
                                                              ------------    -----------
  Cash and cash equivalents at end of period................  $  2,480,689    $ 1,320,841
                                                              ============    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid during the period.......................  $    265,000    $        --
                                                              ============    ===========
  Interest paid during the period...........................  $    815,984    $        --
                                                              ============    ===========

         The accompanying notes are an integral part of this statement.

                      SYMPOSIUM CORPORATION AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

                                      COMMON STOCK
                                  --------------------   ADDITIONAL
                                  NUMBER OF                PAID-IN     PREFERRED       NOTE       ACCUMULATED
                                    SHARES     AMOUNT      CAPITAL       STOCK      RECEIVABLE      DEFICIT         TOTAL
                                  ----------   -------   -----------   ----------   -----------   ------------   ------------
BALANCE AT JANUARY 1, 2000......  14,043,214   $14,043   $12,848,277   $       --   $(2,500,000)  $ (9,829,402)  $    532,918
Shares issued in connection with
  issuance of preferred stock...  10,112,300    10,112    31,335,763           --            --             --     31,345,875
Shares issued in connection with
  short term notes..............     816,548       817     1,572,502           --            --             --      1,573,319
Shares issued in connection with
  redemption of preferred
  stock.........................     610,333       611       866,545           --                                     867,156
Common stock issued for
  consulting services...........     535,000       535     1,092,900           --            --             --      1,093,435
Adjustment of shares issued from
  1999 sales of stock...........      33,100        33           (33)                        --             --             --
Preferred stock issued..........          --        --            --    1,997,811                                   1,997,811
Stock options and warrants
  issued in connection with
  acquisition financings........          --        --     2,850,185           --            --             --      2,850,185
Stock options and warrants
  issued for services...........          --        --     1,018,200           --            --             --      1,018,200
Repayment of stock note
  receivable....................                                                          2,500
Dividends on preferred stock....          --        --            --           --            --    (31,866,462)   (31,866,462)
Net loss for the six months
  ended June 30, 2000...........          --        --            --           --            --       (465,778)      (465,778)
                                  ----------   -------   -----------   ----------   -----------   ------------   ------------
BALANCE AT JUNE 30, 2000........  26,150,495   $26,151   $51,584,339   $1,997,811   $(2,497,500)  $(42,161,642)  $  8,949,159
                                  ==========   =======   ===========   ==========   ===========   ============   ============

         The accompanying notes are an integral part of this statement.

                      SYMPOSIUM CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

NOTE A -- ORGANIZATION

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

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1999 as filed with its Form 10-KSB.

     Revenues: Revenues derived from originating magazine subscriptions are recognized by the Company when the Company receives the first installment payment for subscriptions purchased. The customer can cancel the subscription within ten days of the order. Amounts collected from customers prior to the expiration of the cancellation period are recorded as deferred revenues. Revenues also include commissions earned from publishers in connection with originating paid subscriptions for certain publications. Commissions are also earned from outside parties for securing telemarketing memberships in a discount-buying club. Commissions are recognized when the related subscriptions or memberships are obtained.

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

                      SYMPOSIUM CORPORATION AND SUBSIDIARY

NOTE C -- ACQUISITION OF DIRECT SALES INTERNATIONAL, LP ("DSI ACQUISITION")

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

     The acquisition was financed by borrowing $16 million ($15.8 million of proceeds, net of fees) under a revolving credit facility entered into contemporaneous with consummating the acquisition and the remainder was funded with proceeds received from sales of common stock, par value $.001, of the Company ("Common Stock") and Common Stock purchase warrants, Series A, B and C mandatorily redeemable convertible preferred stock and the acquisition bridge loans described below.

     The following table provides an analysis of the purchase price of the DSI acquisition. The excess of the purchase price over the book value of the net assets acquired has been allocated to goodwill calculated as follows:

Cash consideration paid to the seller.......................  $25,000,000
Commitment to fund AmeriNet, Inc............................    1,500,000
Transaction expenses........................................    1,114,317
                                                              -----------
Total purchase cost.........................................   27,614,317
Fair value of net assets acquired...........................   21,798,469
                                                              -----------
Purchase price in excess of estimated fair value of net
  assets acquired allocated to goodwill.....................  $ 5,815,848
                                                              ===========

     Goodwill is being amortized on a straight-line basis over a ten-year period.

     The following pro-forma information illustrates the estimated effects of the DSI Acquisition as if such transaction was consummated on January 1, 1999:

                                                            FOR THE SIX MONTHS
                                                              ENDED JUNE 30,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
                                                           (IN THOUSANDS EXCEPT
                                                             PER SHARE DATA)
Total revenues
  As reported............................................  $29,452     $    --
  Pro forma..............................................   35,094      27,440
Income (loss) from continuing operations
  As reported............................................  $  (466)    $(1,188)
  Pro forma..............................................      (69)       (438)
Basic and diluted earnings (loss) per share
  As reported............................................  $ (1.55)    $ (0.13)
  Pro forma..............................................    (0.07)      (0.15)

NOTE D -- REVOLVING CREDIT FACILITY

     On January 28, 2000, the Company and MOS entered into a three-year revolving credit facility, as amended, with a bank providing for borrowings of up to $20 million subject to certain availability limitations stipulated in the agreement. All borrowings under this facility are repayable with interest at the prime rate plus 2% per annum but not less than 9%. The Company and MOS are also required to

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
maintain certain minimum earnings ratios and levels of net worth as defined in the agreement and MOS is restricted from making distributions to Symposium in excess of $1.8 million annually plus any amounts necessary for tax obligations attributable to its operations. All of MOS's assets are pledged as collateral for this obligation. As of June 30, 2000 the Company had an outstanding balance on the Coast facility of approximately $13.4 million compared to total availability of $16.6 million resulting in $3.2 million of funds available to the Company at June 30, 2000.

     MOS incurred fees and expenses in connection with this facility of approximately $1.1 million which are being amortized over three years.

NOTE E -- CONVERTIBLE PREFERRED STOCK

  Series A Convertible Preferred Stock ("New Series A Shares")

     On June 9, 2000, the Company issued 30,375 shares of New Series A Shares and a five year warrant to purchase 225,000 shares of Common Stock at an initial exercise price of $1.4850 (subject to certain anti-dilution and similar adjustments). The aggregate purchase price for the New Series A Shares and the warrant was $2,250,000. The face amount and liquidation value of the New Series A Shares is $3,037,500. The Company also granted the purchaser of the New Series A Shares an option, exercisable in the purchaser's sole discretion during the sixty day period following June 9, 2000, to purchase up to an additional $2,025,000 face amount of New Series A Shares and a warrant to purchase an additional 150,000 shares of Common Stock for the same purchase price. The purchaser exercised its option, and the Company issued and sold to the purchaser an additional 20,250 New Series A Shares and the additional warrant on August 1, 2000 for an aggregate purchase price of $1,500,000.

     Dividends accrue on the New Series A Shares at an annual rate of 10% of the face amount, payable semi-annually in cash and/or Common Stock at the Company's option under certain conditions. The New Series A Shares are redeemable, at the option of the Company under certain conditions, at a redemption price of 100% of face value plus any accrued and unpaid dividends.

     The New Series A Shares are convertible at a conversion price equal to the lesser of: (i) $1.9250 (110% of the closing bid price of the Common Stock on the date of the issuance, subject to adjustments); or (ii) percentages ranging from 103% to 91% (depending on the number of days elapsed from the date of issuance) of the average of the three lowest, non-consecutive closing bid prices for the Common Stock in the ten trading days preceding the date of the holder's conversion notice to the Company (the "Conversion Notice"). The conversion price and the exercise price of the warrants is subject to downward adjustment to equal the lowest price at which shares of the Common Stock or securities convertible into, or exchangeable or exercisable for, shares of Common Stock are issued while the New Series A Shares and warrants remain outstanding (if such price is lower than the then effective conversion or exercise price), subject to certain exceptions. These exceptions include: (i) the issuance of shares of Common Stock upon conversion or exercise of presently outstanding options, warrants or convertible securities in accordance with the terms of such options, warrants or convertible securities as in effect upon the initial issuance date of the New Series A Shares (but subject to certain anti-dilution adjustments); and (ii) certain issuances of securities to, or adjustments in the exercise or conversion price of outstanding options, warrants or convertible securities held by, the holders of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, to the extent the number of additional shares of Common Stock resulting from such issuances and adjustments do not exceed 5,000,000 shares.

     However, during the 180 day period commencing on the date of issuance, the New Series A Shares may not be converted if the closing bid price of the Common Stock on the date of the Conversion Notice were below a floor (the "Conversion Floor") of $1.50 per share; and during the next ninety day period, the New Series A Shares may not be converted if the closing bid price of the Common Stock on the date of

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
the Conversion Notice were below a Conversion Floor of $1.10 per share. On and after the 270th day following the date of issuance, there will be no Conversion Floor. The conversion provisions of the New Series A Shares and warrants create a substantial risk of dilution to the holders of the Company's Common Stock.

NOTE F -- MANDATORILY REDEEMABLE PREFERRED STOCK

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

     On March 21, 2000, the holders of the Series A preferred extended the due date for the redemption of their shares from March 28, 2000 to April 12, 2000 in exchange for 275,000 shares for the Company's common stock; then, on March 27, 2000, they agreed to convert their shares into 4,414,666 shares of common stock at an effective conversion ratio of $.50 per share based on the Series A aggregate redemption price of $2,207,333, including $2,150,000 representing the face value of the shares and accrued dividends of $57,333. In addition, Series A holders were also issued 2,207,000 five-year common stock purchase warrants, including 1,103,500 with an exercise price of $.50 per share and 1,103,500 with an exercise price of $1.00 per share plus a fee of 220,000 shares of common stock.

     As a result of the extension and conversion, the former Series A holders were issued 5,393,416 shares of the Company's common stock, plus warrants to purchase 2,207,000 additional shares of the Company's common stock as of March 27, 2000.

  Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred")

     On January 28, 2000, in a private placement, the Company sold 15,350 units, each unit consisting of one share of Series B mandatorily redeemable convertible preferred stock with a face value of $100 each and warrants to purchase 25 shares of the Company's common stock for gross proceeds of $1.5 million. The Series B Preferred was originally convertible into 767,500 shares of common stock at a conversion ratio of $2.00 per share and carried a 10% cumulative dividend, payable quarterly. The common stock purchase warrants were exercisable for three years from their date of issuance and had an exercise price of $1.50 per share. The Series B Preferred was mandatorily redeemable on the earlier of July 26, 2000 or upon the consummation of an additional financing transaction resulting in gross proceeds of at least $10 million.

     By letter agreement dated June 16, 2000 (the "Letter Agreement"), the Company offered (i) to permit the holders of Series B Preferred to convert their shares of Series B Preferred into Common Stock at an effective conversion price of $0.50 or (ii) to redeem the Series B Preferred at the then effective redemption price ($100 per share plus accrued dividends). In addition, whether a holder elected to convert shares of Series B Preferred or to be redeemed, the Company agreed to issue to the holders, ratably in accordance with their respective percentage interests in the outstanding Series B Preferred, an aggregate of 122,800 three-year warrants to purchase Common Stock at an exercise price of $0.75 per share and 200,000 three-year warrants to purchase Common Stock at an exercise price of $1.50 per share (collectively, the "Additional Warrants"). The Company also agreed to reduce the exercise price of the Original Warrants from $1.50 to $0.75. In addition, the Company agreed to issue to D2 Co. LLP (which received a commission consisting of three-year warrants to purchase 58,163 shares of Common Stock (the "Commission Warrants") in connection with the Series B financing) 17,820 three-year warrants to

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
purchase Common Stock at an exercise price of $0.75 per share and to reduce the exercise price of the Commission Warrants from $1.50 per share to $0.75 per share

     The holders of 30,000 shares of Series B Preferred elected to convert their shares of Series B Preferred (and accrued dividends thereon) into an aggregate of 610,333 shares of Common Stock. The Company redeemed the remaining Series B Preferred shares on June 29, 2000 for an aggregate redemption price of $1,235,000 (plus $21,269 in accrued dividends).

  Series C Convertible Preferred Stock ("New Series C Shares")

     On June 14, 2000, the Company issued 7,500 shares of New Series C Shares, par value $.001 and 250,000 shares of Common Stock for $750,000. In accordance with such issuance, the Company also agreed to reduce the exercise price on 2,000,000 warrants held by the purchaser from $1.00 to $0.50 per share. The Company also paid a fee in connection with the issuance of such shares of 562.5 shares of New Series C Shares, five-year warrants to purchase 100,000 shares of Common Stock at a price of $1.88 per share and 18,750 shares of Common Stock.

     The New Series C Shares have a stated value of $100 per share and accrue dividends at a rate of 10% per annum, payable quarterly in cash or Common Stock at the Company's option. The New Series C Shares are convertible into shares of Common Stock at an effective conversion price of $1.00. At any time prior to December 26, 2000, the Company may redeem, without penalty, in whole or in part, the New Series C Shares by paying the face amount outstanding and any accrued and unpaid dividends. If the Company fails to redeem the shares by December 26, 2000, the Company must issue 188,125 five-year common stock purchase warrants with an exercise price of $0.25 per share each month until the shares are fully redeemed.

     On July 18, 2000, the holders of the New Series C Shares and the Series C Shares agreed to waive the requirement that the failure of the Company to redeem the Series C Preferred on or before December 26, 2000 will trigger a reduction in the conversion price of the Series C Preferred from $1.00 to $0.25. In consideration for this waiver by the holders of the New Series C Shares and the Series C Shares, the Company agreed to issue to such holders an aggregate of 1,523,750 shares of Common Stock, pro rata in accordance with their percentage holdings of the New Series C Shares and Series C Shares and to issue, as a fee in connection with such waiver, an additional 1,500 shares of Series C Preferred and 50,000 shares of Common Stock. The waiver does not affect the Company's obligation to issue warrants, on a monthly basis, if the Company fails to redeem the New Series C Shares and Series C Shares by December 26, 2000. The value of the shares of Common Stock issued will be reflected in the third quarter as an additional deemed dividend.

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

     The Series C Preferred was mandatorily redeemable on the earlier of July 26, 2000 or upon the consummation of a financing transaction resulting in gross proceeds of at least $10.0 million. On April 24, 2000, the holders of the Series C Preferred extended the due date of the redemption of their shares from July 26, 2000 to December 26, 2000 in exchange for 2,247,067 shares of the Company's common stock

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
and a reduction in the conversion ratio from $2.00 per share to $1.00 per share. The value of the shares issued and change in the conversion rate has been reflected during the second quarter as an additional deemed dividend in the amount of $8,560,417. If the Company fails to redeem the shares by December 26, 2000, the Company must issue 370,244 five-year common stock purchase warrants with an exercise price of $0.25 per share each month until the shares are fully redeemed.

     On July 18, 2000, the holders of the New Series C Shares and the Series C Shares agreed to waive the requirement that the failure of the Company to redeem the Series C Preferred on or before December 26, 2000 will trigger a reduction in the conversion price of the Series C Preferred from $1.00 to $0.25. In consideration for this waiver by the holders of the New Series C Shares and the Series C Shares, the Company agreed to issue to such holders an aggregate of 1,523,750 shares of Common Stock, pro rata in accordance with their percentage holdings of the New Series C Shares and Series C Shares and to issue as a fee in connection with such waiver, an additional 1,500 shares of Series C Preferred and 50,000 shares of Common Stock. The waiver does not affect the Company's obligation to issue warrants, on a monthly basis, if the Company fails to redeem the New Series C Shares and Series C Shares by December 26, 2000. The value of the shares of Common Stock issued will be reflected in the third quarter as an additional deemed dividend.

NOTE G -- PREFERRED STOCK ACCOUNTING

     The following table summarizes the mandatory redemption amount and the allocation of the proceeds from the issuances of the preferred stock with common stock and common stock purchase warrants based on relative fair values:

                                                                                         NEW
                                           SERIES A       SERIES B      SERIES C      SERIES C
                                          -----------    ----------    -----------    ---------
Mandatory redemption amount.............  $ 2,150,000    $1,535,000    $ 5,439,200    $ 750,000
                                          ===========    ==========    ===========    =========
Allocation of proceeds to:
  Preferred stock.......................  $ 1,428,571    $1,173,715    $ 2,401,352    $ 372,844
  Common stock..........................          430                        1,763          269
  Additional paid-in capital............    1,860,999     1,282,285      4,948,237      749,731
  Retained earnings.....................   (1,290,000)     (921,000)    (2,401,352)    (372,844)
                                          -----------    ----------    -----------    ---------
  Gross proceeds........................  $ 2,000,000    $1,535,000    $ 4,950,000    $ 750,000
                                          ===========    ==========    ===========    =========

     The following table summarizes the preferred stock dividends recorded for the six months ended June 30, 2000.

                                             NEW                                   NEW
                              SERIES A     SERIES A    SERIES B     SERIES C     SERIES C      TOTAL
                             -----------   --------   ----------   -----------   --------   -----------
Deemed dividends at
  issuance.................  $ 1,290,000   $    --    $  921,000   $ 2,401,352   $372,844   $ 4,985,196
Deemed dividends accreted/
  conversion...............   14,574,590        --       911,441    11,050,507     35,562    26,572,100
Contractual dividends......           --    12,945        69,524       223,161      3,534       309,164
                             -----------   -------    ----------   -----------   --------   -----------
     Totals................  $15,864,590   $12,945    $1,901,965   $13,675,020   $411,940   $31,866,460
                             ===========   =======    ==========   ===========   ========   ===========

     All of the preferred shares, except for the New Series A Shares, were issued with beneficial conversion features representing the difference between the market value of the Company's Common Stock and the initial conversion price on the date of issuance. Since the preferred shares are immediately

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
convertible into common stock, the intrinsic value of the beneficial conversion feature has been recognized as deemed dividends on the date of issuance.

     Deemed dividends accreted/conversion represents (i) normal accretion of the difference between the carrying value of the preferred stock and its mandatory redemption value; (ii) additional deemed dividends resulting from reductions in conversion prices relating to beneficial conversion features; (iii) Common Stock and warrants issued to holders in exchange for extending mandatory due dates redeeming certain of the preferred stock and (iv) Common Stock issued on the conversion of the preferred stock. The Common Stock and warrants issued or repriced in connection with extensions and conversions described in (ii) and
(iii) were accounted for at their fair market values on their respective dates of issuance.

NOTE H -- ACQUISITION BRIDGE LOANS

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

     On March 21, 2000, Commtel agreed to convert the note into 614,048 shares of common stock (representing a $.50 per share conversion ratio) in settlement of the $300,000 principal balance plus accrued interest of approximately $7,000. In addition, the Company was also required to issue an additional 77,500 shares of Common Stock to Commtel pursuant to the default provisions of the note under which Commtel is entitled to 2,500 additional shares of the Common Stock for each day the note remained in default. As a result of the above, Commtel received an aggregate of 816,548 shares of Common Stock.

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

  Fontenelle Subordinated Bridge Note

     On January 25, 2000, the Company entered into a Subordinated Bridge Note agreement with Fontenelle LLC in the principal amount of $500,000, due with accrued interest at 10% per annum on March 25, 2000. The proceeds of the loan were used to acquire DSI. The loan was repaid with interest of approximately $8,000 on March 24, 2000.

  D2 Loan

     On January 25, 2000, the Company entered into a Convertible Subordinated Bridge Loan in the amount of $300,000 with D2 Partners (the "D2 Loan"). The proceeds of this loan were used to acquire

                      SYMPOSIUM CORPORATION AND SUBSIDIARY

DSI. The D2 Loan was repayable with interest at 10% per annum on July 26, 2000. The D2 Loan was convertible into 150,000 shares of Common Stock at a conversion price of $2.00 per share. The Company paid the D2 Loan in full, with interest of approximately $11,000, on June 12, 2000.

NOTE I -- NOTES PAYABLE

     On April 6, 2000, the Company entered into a term loan agreement with The Management Group pursuant to which the Company borrowed $250,000. The loan accrued interest at 10% per annum, compounded daily, and matured on July 31, 2000. In connection with the execution and delivery of the term loan agreement, the Company issued 100,000 five-year Common Stock purchase warrants with an exercise price of $1.50 per share. On July 31, 2000, the Company paid $100,000 of the outstanding principal of the loan plus accrued interest and agreed with the holder to extend the maturity of the remaining principal balance to December 31, 2000 in consideration of the issuance to such holder of 80,000 five-year Common Stock purchase warrants with an exercise price of $2.00 per share.

     On June 20, 2000, the Company entered into a note agreement with Hermitage Capital Corp. ("Hermitage") for $178,800 which represents a portion of Hermitage's fees earned in connection with the Company's Series C Preferred financing. The note accrues interest at 9% per annum and is payable in two installments, an installment of $100,000 on or before September 1, 2000 and the balance on or before December 1, 2000. The Company also issued 10,000 shares of its Common Stock to Hermitage in June 2000.

NOTE J -- NET LOSS PER SHARE

     Net loss per share is presented under Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to approximately 11.2 million and 3.5 million outstanding options and warrants for the six months ended June 30, 2000 and 1999, respectively.

NOTE K -- INCOME TAXES

     The Company had Federal and State net operating loss carryforwards of approximately $5.9 million available to offset future taxable income, if any, through December 2019. The utilization of the net operating losses is subject to a substantial limitation due to the "change of ownership" provisions under
Section 382 of the Internal Revenue Code and similar State provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences since there is no assurance that their benefit will be realized in the future. For the three months and six months ended June 30, 2000, the Company recorded a $291,952 provision for income taxes reflecting a state tax liability resulting from the MOS operations.

NOTE L -- COMMON STOCK

     At June 30, 2000 the Company is authorized to issue 75,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, $.001 par value. As of June 30, 2000 there were 26,150,495 shares of

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
common stock outstanding and the Company had reserved 2,500,000 shares of common stock for issuance under the Company's stock option plan.

NOTE M -- CONSULTING EXPENSES

     The Company recorded consulting expenses totaling $2.3 million for the six-month period ended June 30, 2000. Included in these charges are approximately $407,000 of non-cash charges reflecting the estimated fair value of warrants granted to purchase 922,000 shares of Common Stock at a range of between $1.00 to $4.00 per share with terms of between two and five years. The fair value of such warrants was estimated using the Black-Scholes Option Pricing Formula. Additionally, approximately $1,126,000 of the consulting costs incurred reflects the fair value of 535,000 shares of the Company's Common Stock issued for professional services rendered during the six-month period ending June 30, 2000.

NOTE N -- RELATED PARTY TRANSACTIONS

     Deferred financing costs includes $266,000 paid to a consulting firm owned by one of the Company's directors for services rendered in connection with obtaining the revolving credit facility as described in Note D.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements of Symposium Corporation ("the Company" or "Symposium") and the notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-QSB.

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Symposium for the six months ended June 30, 2000.

INTRODUCTION

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

     The Company's principal business strategy is to acquire well established direct marketing companies and then to leverage the existing marketing infrastructure and management techniques of those companies to attain significant market presence in the new web-based economy. Targeted acquisitions are expected to have one or more of the following characteristics:

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

  DSI Acquisition

     On January 28, 2000, Symposium, through its wholly-owned subsidiary Media Outsourcing, Inc. ("MOS"), acquired substantially all the assets and assumed certain liabilities of DSI, a magazine subscription agency based in Atlanta, Georgia which works on behalf of US magazine publishers to generate new magazine subscriptions. The purchase price paid by Symposium to acquire the net assets of DSI was approximately $27.6 million, including: (i) $25.0 million in cash paid to the Seller, (ii) an agreement to loan $1.5 million to AmeriNet, Inc. ("AmeriNet") a company in which Richard Prochnow, DSI's former owner and seller of DSI, holds a majority interest and (iii) approximately $1.1 million in closing costs and fees incurred in connection with the acquisition. Symposium financed the cash portion of the purchase price by borrowing $16.0 million under a credit facility provided by Coast Business Credit, resulting in net proceeds of $15.8 million net of fees, and by using proceeds totaling approximately $9.2 million from the issuance of common stock, warrants for the purchase of common stock, convertible preferred stock and convertible debentures. (See "MD&A -- Financial Condition and Liquidity" for a further description of such financing).

RESULTS OF OPERATIONS

  Results of Operations for the three months ended June 30, 2000 and June 30,
1999

     Revenues: During the three months ended June 30, 2000, the Company recorded revenues totaling $17.2 million. These revenues were derived primarily from the sale of magazine contracts at MOS, totaling approximately $16.5 million and commissions from sales of memberships in a third party discount-buying club of $0.9 million. There were no revenues in the comparable period in 1999.

     Commission Expense: The Company recognized approximately $7.7 million in commission costs reflecting payments made to brokers on MOS magazine sales.

     Magazine Costs: The Company incurred approximately $1.4 million of magazine costs resulting from MOS magazine sales.

     Other Direct Costs: For the three months ended June 30, 2000, the Company recorded $2.9 million of other direct costs related to magazine sales at MOS. Other direct costs consisted primarily of wages of approximately $1.4 million, bank charges related to the processing of payments received by credit cards of approximately $0.4 million and other costs of approximately $1.1 million.

     Salaries and Benefits: Salaries and benefits increased by $1.0 million for the three months ended June 30, 2000 from $37,200 for the same period in 1999. This increase reflects salary expense of approximately $0.6 million related to MOS and approximately $0.4 million of increased cost related to increased staff at Symposium Corporation (parent company).

     Consulting Expenses: Consulting expenses increased $0.3 million to $0.7 million for the three months ended June 30, 2000 from $0.4 million for the three months ended June 30, 1999. Included in consulting expenses for the three months ended June 30, 2000 are approximately $0.2 million of non-cash charges reflecting the estimated fair value of warrants granted to purchase 322,000 shares of Common Stock at exercise prices ranging from $1.50 to $2.00 per share with terms ranging from three to five years. The fair value of such warrants was estimated using the Black-Scholes Option Pricing Formula.

     Other Operating Expenses: Other operating expenses increased by $0.4 million to $0.7 million for the three months ended June 30, 2000 from $0.3 million for the three months ended June 30, 1999. This increase was primarily attributable to approximately $0.4 million of other operating expenses at MOS that were incurred during the three months ended June 30, 2000.

     Amortization of Goodwill: During the three months ended June 30, 2000, the Company recorded $145,396 of goodwill amortization related to the $5.8 million of goodwill recorded in connection with the January 28, 2000 DSI acquisition. Goodwill is being amortized on a straight-line basis over a ten-year period.

     Interest Expense: The Company recorded interest expense for the three months ended June 30, 2000 totaling $0.8 million, consisting primarily of $0.2 million of non-cash interest related to the fair value of shares and warrants issued in connection with the initial issuance and subsequent conversions of the DSI acquisition bridge financing and approximately $0.6 million related amortization of deferred financing fees and interest on the Coast Business Credit Facility. See "Financial Condition and Liquidity" below.

     Income Taxes: For the three months ended June 30, 2000, the Company recorded a $291,952 provision for income taxes reflecting a state tax liability resulting from the operations of MOS. No provision was recorded for federal income taxes as the Company has incurred net operating losses since inception. In accordance with Statement of Accounting Standards No. 109 "Accounting for Income Taxes" the Company provided a valuation allowance for the entire amount of the deferred tax assets because of the uncertainty regarding their realization.

     Preferred Dividends: For the three months ended June 30, 2000, the Company recorded $11.4 million of dividends including $11.2 million of non-cash deemed dividends and contractual dividends of approximately $0.2 million recorded in connection with the Series B and C preferred stock issued to complete the DSI Acquisition on January 28, 2000 and the issuance of the New Series A and C Preferred Shares. Deemed dividends represent the accretion of the difference between the carrying value and the mandatory redemption amounts of preferred stock that resulted from allocating a portion of the proceeds to Common Stock, Common Stock purchase warrants, and dividends received upon the extension of the mandatory redemption date of the Series C Preferred. See "Financial Condition and Liquidity" below.

     Net Loss and Net Loss per Share: The net loss to common stockholders for the three months ended June 30, 2000 was $9.9 million, or $0.40 per share, compared to a loss of $0.7 million, or $0.07 per share for the three months ended June 30, 1999. The increase in the net loss to common shareholders for the three months ended June 30, 2000 reflects (1) the impact of the $11.4 million of preferred stock dividends recorded during the period, (2) increased interest charges related to the financing of the DSI acquisition, (3) increased consulting costs primarily attributable to issuances of warrants and shares of the Company's stock, offset by (4) the earnings of MOS.

  Results of Operations for the six months ended June 30, 2000 and June 30, 1999

     Revenues: During the six months ended June 30, 2000, the Company recorded revenues totaling $30.1 million. These revenues were derived primarily from the sale of magazine contracts at MOS from January 28, 2000, the date of the DSI acquisition, totaling approximately $28.6 million and commission revenues from sales of memberships in a third party discount-buying club of $1.5 million. There were no revenues in the comparable period in 1999.

     Commission Expense: The Company recognized approximately $14.0 million in commission costs reflecting payments made to brokers on MOS magazine sales from January 28, 2000 through June 30, 2000.

     Magazine Costs: The Company incurred approximately $3.0 million of magazine costs resulting from MOS magazine sales from January 28, 2000 through June 30, 2000.

     Other Direct Costs: For the six months ended June 30, 2000, the Company recorded $4.8 million of other direct costs related to the magazine sales at MOS. Other direct costs primarily consisted of wages of approximately $2.3 million, bank charges related to the processing of payments received by credit cards of approximately $584,000 and other costs of approximately $1.9 million.

     Salaries and Benefits: Salary and benefits increased $1.5 million to $1.7 million for the six months ended June 30, 2000 from $171,762 for the same period in 1999. This increase reflects increased salary expense of approximately $1.0 million related to MOS and approximately $0.5 million related to increased staff at Symposium Corporation (parent company).

     Consulting Expenses: Consulting expenses increased $1.8 million to $2.3 million for the six months ended June 30, 2000 from $460,450 for the six months ended June 30, 1999. Included in consulting expenses for the first half of 2000, are approximately $0.4 million of non-cash charges reflecting the estimated fair value of warrants granted to purchase 922,000 shares of common stock at exercise prices ranging between $1.00 to $4.00 per share with terms ranging between two and five years. The fair value of such warrants was estimated using the Black-Scholes Option Pricing Formula. Additionally, $1.1 million of the consulting expenses incurred reflects the fair value of 535,000 shares of the Company's common stock issued for professional services rendered during the six-month period ending June 30, 2000.

     Other Operating Expenses: Other operating expenses increased by $1.0 million or 176.8% to $1.5 million for the six months ended June 30, 2000 from $565,532 for the six months ended June 30, 1999. This increase was primarily attributable to $410,000 of non-cash charges reflecting the estimated fair value of 600,000 options granted to directors at an exercise price of $2.00 per share and approximately $810,000 of other operating costs at MOS that were incurred during the first half of 2000, offset by losses incurred on PAC and costs related to its former UK based office during the six months ended June 30, 1999. The fair value of the directors' options was estimated using the Black-Scholes Option Pricing Formula.

     Amortization of Goodwill: During the first half of 2000, the Company recorded $242,322 of goodwill amortization related to the $5.8 million of goodwill recorded in connection with the January 28, 2000 DSI Acquisition. Goodwill is being amortized on a straight-line basis over a ten-year period.

     Interest Expense: The Company recorded interest expense totaling $2.9 million primarily consisting of $1.9 million of non-cash interest related to the fair value of shares and warrants issued in connection with the initial issuance and subsequent conversions of the DSI acquisition bridge financing and approximately $1.0 million related amortization of deferred financing fees and interest on the Coast Business Credit Financing Facility. See "Financial Condition and Liquidity" below.

     Income Taxes: For the six months ended June 30, 2000, the Company recorded a $291,952 provision for income taxes reflecting a state tax liability resulting from the operations of MOS. No provision was recorded for federal income taxes as the Company has incurred net operating losses since inception. In accordance with Statement of Accounting Standards No. 109 "Accounting for Income Taxes" the Company provided a valuation allowance for the entire amount of the deferred tax assets because of the uncertainty regarding their realization.

     Preferred Dividends: For the six months ended June 30, 2000, the Company recorded $31.9 million of dividends including $31.6 million of non-cash deemed dividends and contractual dividends of approximately $0.3 million recorded in connection with the Series A, B and C preferred stock issued to complete the DSI Acquisition on January 28, 2000 and the issuance of the New Series A and C Preferred Shares. Deemed dividends represent the accretion of the difference between the carrying value and the mandatory redemption amounts of preferred stock that resulted from allocating a portion of the proceeds to Common Stock, Common Stock purchase warrants, and the beneficial conversion features of the shares, dividends received in connection with the conversion of the Series A Preferred Stock into Common Stock on March 27, 2000 and dividends received upon the extension of the redemption date of the Series C Preferred. See "Financial Condition and Liquidity" below.

     Net Loss and Net Loss per Share: The net loss to common stockholders for the six months ended June 30, 2000 was $32.3 million, or $1.58 per share, compared to a loss of $1.2 million, or $0.13 per share, for the six months ended June 30, 1999. The increase in the net loss to common shareholders for the first half of 2000 reflects (1) the impact of the $31.9 million of preferred stock dividends recorded during the period, (2) increased interest charges related to the financing of the DSI Acquisition, (3) increased consulting costs primarily attributable to issuances of warrants and shares of the Company's stock, offset by (4) the earnings of MOS from January 28, 2000 through June 30, 2000.

FINANCIAL CONDITION AND LIQUIDITY

     At June 30, 2000, the Company had cash on hand of $2.5 million. For the six months ended June 30, 2000 the Company generated $1.5 million from operations and $24.3 million from financing activities and used $23.7 million in investing activities. Through the operations of MOS, the Company generates cash flow from the sale and collection of trade receivables, commissions earned from publishers in connection with originating paid subscriptions for certain publications, and commissions earned on the sale of third party discount buying club memberships. MOS uses these funds, as well as funds available under its revolving credit facility, to fund its working capital needs. Under the Coast Facility, MOS is not permitted to make distributions to Symposium in excess of $1.8 million per annum, plus any amounts necessary for tax obligations attributable to its operations. While the Company believes that the amount of cash flow from operations at MOS and the amount available under the revolving credit facility are currently sufficient to meet the Company's day-to-day operating requirements, such amounts would not be sufficient to retire the outstanding mandatorily redeemable preferred stock or to satisfy certain other commitments including short term notes and other obligations nor would such amounts be sufficient to complete any additional acquisitions in furtherance of the Company's overall strategy. Consequently, the Company is currently in negotiations to raise additional financing to meet its short-term obligations and to provide for additional working capital.

     There can be no assurance that the Company will be successful in raising these additional funds to retire its outstanding commitments. If the Company is unable to redeem the outstanding Series C Preferred Shares on or before December 26, 2000 (see below), then the Company would be required to issue to the Series C Preferred holders warrants to purchase a significant number of additional shares of its Common Stock, resulting in significant dilution to the current shareholders.

  AmeriNet Commitment

     In February, 2000, the Company decided not to exercise its option (the "Option") to acquire 50.1% of the outstanding stock of AmeriNet, Inc. ("AmeriNet"), but as a prerequisite to consummating the DSI acquisition agreed to provide a $1.5 million credit facility to AmeriNet in addition to a $500,000 of loan made during 1999. Mr. Prochnow owns 50% of the common stock of AmeriNet. Due to the uncertainty of AmeriNet's ability to repay any of such loans, the Company is treating its commitment to provide additional funding to AmeriNet as an increase in the purchase price of DSI. Under the original terms of the AmeriNet credit facility, the Company was obligated (1) to lend AmeriNet $100,000 per month for the ten months beginning in March, 2000 through December 2000, inclusive, and (2) on or before July 28, 2000 ("RLP"), to purchase for $500,000 a $500,000 principal amount note issued by AmeriNet to RLP Holdings L.P., an affiliate of Mr. Prochnow (the "RLP Note"). The Company has loaned AmeriNet an aggregate of $300,000 under the credit facility and the Company and AmeriNet have agreed that subsequent loan installments will be made as and when requested by AmeriNet but, in any event, in amounts not to exceed $50,000 per month. In addition, RLP has agreed to extend the date by which the Company is required to purchase the RLP Note from July 28, until December 31, 2000. The Company and RLP are also discussing an arrangement pursuant to which the Company would satisfy its obligation to purchase the RLP Note by issuing 1,000,000 shares of Common Stock to RLP, but no agreement has been reached on this matter.

  Coast Business Credit -- Financing Facility

     In connection with the DSI acquisition, MOS and the Company entered into an agreement with Coast Business Credit ("Coast") to provide a credit facility (the "Coast Facility") used to fund the DSI acquisition and working capital needs of MOS. The Coast Facility has a term of three years, and provides a maximum credit line of $20 million, subject to certain availability limitations. As a result of these availability limitations, the amount available for borrowing under the Coast Facility at the time of the DSI acquisition was $16.0 million, which MOS drew down in its entirety to finance the DSI acquisition. Interest on outstanding advances under the Coast Facility accrues at an annual rate equal to the higher of (i) the prime rate plus 200 basis points, calculated on the basis of the actual number of days elapsed in a 360 day year, and (ii) 9.0%. The Coast Facility requires Symposium and MOS to comply with specified financial covenants. In connection with the execution and delivery of the Coast Facility, the Company granted Coast 300,000 five-year warrants to purchase the Company's Common Stock at an original exercise price of $3.53 per share (110% of the closing price of the Common Stock on the closing date). The exercise price of the Coast warrants has been reduced (and the number of shares purchasable upon exercise of such options has correspondingly increased) since the date such options were granted as a result of contractual anti-dilution adjustments. Coast extended the facility to the Company subject to the condition that the Company raise additional equity capital of not less than $3 million by February 28, 2000 which was subsequently extended to March 31, 2000. On March 30, 2000, the Company and Coast amended the Coast Facility as follows: (i) the covenant requiring the Company to raise additional cash equity of $3.0 million was eliminated; (ii) the parties reduced the consolidated net worth (defined as stockholder equity and subordinated debt) covenant to $9.0 million from $12.0 million at March 31, 2000; and (iii) a new covenant was added requiring that the Company maintain excess borrowing availability of $750,000.

     As of June 30, 2000 the outstanding balance on the Coast facility was approximately $13.4 million compared to total availability of $16.6 million resulting in $3.2 million of funds available for borrowing.

  Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A Preferred")

     On January 28, 2000, the Company issued 21,500 shares of Series A Preferred resulting in net proceeds to the Company totaling $2.0 million. The outstanding shares of Series A Preferred ("Series A Shares") were initially redeemable at an aggregate redemption price of $2,150,000 (together with accrued dividends at a rate of 16% per annum). Since Series A Shares remained outstanding subsequent to February 27, 2000, the Company was required to issue to the holders of the outstanding Series A Shares (the "Series A Holders") an aggregate of 16,125 shares of Common Stock per day for each day that the Series A Shares remained outstanding from February 28 through March 28, 2000 and 26,875 shares of Common Stock per day for each day that such Series A Shares remained outstanding after March 28, 2000.

     On March 21, 2000, the Series A Holders agreed to extend the mandatory redemption date of the Series A Shares from March 28, to April 12, 2000 in consideration of the issuance to such Series A Holders of an aggregate of 275,000 shares of Common Stock. If the Series A Shares were not redeemed by the mandatory redemption date, the Company would have been required to issue to the Series A Holders, monthly in advance, five-year warrants to purchase 215,000 shares of Common Stock at an exercise price of $.10 per share, for each 30-day period the Series A Shares remained outstanding from and after the Series A mandatory redemption date and the conversion price at which the Series A Shares were convertible into shares of Common Stock would have decreased from $2.00 to $0.10.

     On March 27, 2000, the Series A Holders, in full satisfaction of their rights as Series A Holders (the "Series A Settlement"), (i) converted their total holdings of Series A Shares including accrued and unpaid dividends into an aggregate of 4,414,666 shares of Common Stock (representing an effective conversion price of $.50 per share); (ii) the Company agreed to issue to the Series A Holders: (A) warrants to purchase 1,103,500 shares of Common Stock at an exercise price of $0.50 per share; and (B) warrants to purchase 1,103,500 shares of Common Stock at an exercise price of $1.00 per share; and (iii) the Company paid to Capital Research, Ltd. (the placement agent for the Series A Shares and one of the Series A Holders) a fee of 220,000 shares of Common Stock.

  Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred")

     On January 28, 2000, the Company issued 15,350 shares of Series B Preferred, together with three-year warrants to purchase an aggregate of 383,750 shares of Common Stock at $1.50 per share, resulting in net proceeds to the Company totaling $1.5 million. The Series B Preferred was originally convertible into 767,500 shares of Common Stock at a conversion price of $2.00 per share and was entitled to a 10% cumulative dividend, payable quarterly. The Series B Preferred was mandatorily redeemable on or before July 26, 2000 at an aggregate redemption price of $1,535,000, together with accrued and unpaid dividends.

     By letter agreement dated June 16, 2000 (the "Letter Agreement"), the Company offered (i) to permit the holders of Series B Preferred to convert their shares of Series B Preferred into Common Stock at an effective conversion price of $0.50 or (ii) to redeem the Series B Preferred at the then effective redemption price ($100 per share plus accrued dividends). In addition, whether a holder elected to convert shares of Series B Preferred or to be redeemed, the Company agreed to issue to the holders, ratably in accordance with their respective percentage interests in the outstanding Series B Preferred, an aggregate of 122,800 3-year warrants to purchase Common Stock at an exercise price of $0.75 per share and 200,000 3-year warrants to purchase Common Stock at an exercise price of $1.50 per share (collectively, the "Additional Warrants"). The Company also agreed to reduce the exercise price of the Original Warrants from $1.50 to $0.75. In addition, the Company agreed to issue to D2 Co. LLP (which received a commission consisting of 3-year warrants to purchase 58,163 shares of Common Stock (the "Commission Warrants") in connection with the Series B financing) 17,820 3-year warrants to purchase Common Stock at an exercise price of $0.75 per share and to reduce the exercise price of the Commission Warrants from

$1.50 per share to $0.75 per share. In consideration of the Company's agreement to reduce the effective conversion price of the shares of Series B Preferred Stock, to reduce the exercise price of the Original Warrants and to issue the Additional Warrants, the holders of Series B Preferred waived and released any claims that they may have had against the Company relating to the amount or terms of the securities issued to them in connection with their original investment in the Series B Preferred and the Original Warrants or any commissions or fees relating thereto.

     The holders of 30,000 shares of Series B Preferred elected to convert their shares of Series B Preferred (and accrued dividends thereon) into an aggregate of 610,333 shares of Common Stock. The Company redeemed the remaining Series B Preferred shares on June 29, 2000 for an aggregate redemption price of $1,235,000 (plus $21,269 in accrued dividends).

  Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C Preferred")

     On January 28, 2000, the Company issued 52,892 shares of Series C Preferred resulting in proceeds to the Company totaling approximately $5.0 million. The Series C Preferred was initially convertible into Common Stock at $2.00 per share and is entitled to a 10% cumulative dividend, payable quarterly in cash of shares of Common Stock (at the option of the Company). In connection with the issuance and sale of the shares of Series C Preferred (the "Series C Shares"), the Company also issued to the holders of the Series C Shares an aggregate of 1,763,067 shares of Common Stock. Additionally, the Company reduced the exercise price of 2,000,000 warrants previously issued to a holder of Series C Shares from $3.50 per share to $1.00 per share.

     The Series C Preferred was originally mandatorily redeemable on the earlier of July 26, 2000 or upon the consummation of a financing transaction resulting in gross proceeds of at least $10 million. On April 24, 2000, the holders of the Series C Shares agreed to extend the mandatory redemption date of the Series C Preferred from July 26, 2000 to December 26, 2000 (the "Mandatory Redemption Date") in exchange for 2,247,067 shares of Common Stock and a reduction in the effective conversion rate from $2.00 per share to $1.00 per share. The value of the shares of Common Stock issued and change in the effective conversion rate have been reflected during the second quarter as an additional deemed dividend in the amount of $8,560,417. If the Company fails to redeem the Series C Shares by the Mandatory Redemption Date, the Company must issue to the holders an aggregate of 370,244 five-year Common Stock purchase warrants (7 warrants per share of Series C Share) with an exercise price of $0.25 per share each month until the shares are fully redeemed.

     On June 14, 2000, the Company issued an additional 7,500 shares of Series C Preferred and 250,000 shares of Common Stock, resulting in Common Stock purchase proceeds of $750,000. The Company also agreed to reduce the effective exercise price of 2,000,000 Common Stock purchase warrants held by the purchaser of the New Series C Shares from $1.00 to $0.50 per share. The Company also paid a fee to Capital Research Ltd. in connection with the issuance of such Series C Shares of 562.5 shares of Series C Preferred (together the "New Series C Shares"), five-year warrants to purchase 100,000 shares of Common Stock at a price of $1.88 per share and 18,750 shares of Common Stock.

     If the Company fails to redeem the New Series C Shares by the Mandatory Redemption Date, the Company must issue to the holders of the New Series C Shares 188,125 five-year warrants with an initial exercise price of $0.25 per share each month until the New Series C Shares are fully redeemed.

     On July 18, 2000, the holders of the New Series C Shares and the Series C Shares agreed to waive the requirement that the failure of the Company to redeem the Series C Preferred on or before the Mandatory Redemption Date will trigger a reduction in the conversion price of the Series C Preferred from $1.00 to $0.25. In consideration for this waiver by the holders of the New Series C Shares and the Series C Shares, the Company agreed to issue to such holders an aggregate of 1,523,750 shares of Common Stock, pro rata in accordance with their percentage holdings of the New Series C Shares and Series C Shares, and to issue to Capital Research Ltd., as a fee in connection with such waiver, an additional 1,500 shares of Series C Preferred and 50,000 shares of Common Stock. The waiver does not affect the Company's obligation to issue warrants, on a monthly basis, if the Company fails to redeem the

New Series C Shares and Series C Shares on or before the Mandatory Redemption Date. The value of the shares of Common Stock issued will be reflected in the third quarter as an additional deemed dividend.

  Series A Convertible Preferred Stock ("New Series A Shares")

     On June 9, 2000, the Company issued 30,375 New Series A Shares and a five-year warrant to purchase 225,000 shares of Common Stock at an initial exercise price of $1.4850 (subject to certain anti-dilution and similar adjustments). The aggregate purchase price for the New Series A Shares and the warrant was $2,250,000. The face amount and liquidation value of the New Series A Shares is $3,037,500. The Company also granted the purchaser of the New Series A Shares an option, exercisable in the purchaser's sole discretion during the sixty day period following June 9, 2000, to purchase up to an additional $2,025,000 face amount of New Series A Shares and a warrant to purchase an additional 150,000 shares of Common Stock for the same purchase price. The purchaser exercised its option, and the Company issued and sold to the purchaser an additional 20,250 New Series A Shares and the additional warrant on August 1, 2000 for an aggregate purchase price of $1,500,000.

     Dividends accrue on the New Series A Shares at an annual rate of 10% of the face amount, payable semi-annually in cash and/or Common Stock at the Company's option under certain circumstances. The New Series A Shares are redeemable, at the option of the Company under certain circumstances, at a redemption price of 100% of face value plus any accrued and unpaid dividends.

     The New Series A Shares are convertible at a conversion price equal to the lesser of: (i) $1.9250 (110% of the closing bid price of the Common Stock on the date of the issuance, subject to adjustments); or (ii) percentages ranging from 103% to 91% (depending on the number of days elapsed from the date of issuance) of the average of the three lowest, non-consecutive closing bid prices for the Common Stock in the ten trading days preceding the date of the holder's conversion notice to the Company (the "Conversion Notice"). The conversion price and the exercise price of the warrants is subject to downward adjustment to equal the lowest price at which shares of the Common Stock or securities convertible into, or exchangeable or exercisable for, shares of Common Stock are issued while the New Series A Shares and warrants remain outstanding (if such price is lower than the then effective conversion or exercise price), subject to certain exceptions. These exceptions include: (i) the issuance of shares of Common Stock upon conversion or exercise of presently outstanding options, warrants or convertible securities in accordance with the terms of such options, warrants or convertible securities as in effect upon the initial issuance date of the New Series A Shares (but subject to certain anti-dilution adjustments); and (ii) certain issuances of securities to, or adjustments in the exercise or conversion price of outstanding options, warrants or convertible securities held by, the holders of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, to the extent the number of additional shares of Common Stock resulting from such issuances and adjustments does not exceed 5,000,000 shares.

     However, during the 180 day period commencing on the date of issuance, the New Series A Shares may not be converted if the closing bid price of the Common Stock on the date of the Conversion Notice were below a floor (the "Conversion Floor") of $1.50 per share; and during the next ninety day period, the New Series A Shares may not be converted if the closing bid price of the Common Stock on the date of the Conversion Notice were below a Conversion Floor of $1.10 per share. On and after the 270th day following the date of issuance, there will be no Conversion Floor. The conversion provisions of the New Series A Shares and warrants create a substantial risk of dilution to the holders of the Company's Common Stock.

  Short Term Financings

     Commtel Services Ltd. Note. On January 20, 2000, the Company entered into a note agreement (the "Commtel Note") with Commtel Services Ltd. ("Commtel") for a 30-day bridge loan in the principal amount of $300,000. The proceeds of this loan were used in connection with the financing of the DSI acquisition. The Commtel Note accrued interest of a rate of 10% per annum, with principal and interest due and payable on February 20, 2000. In consideration of the loan, the Company issued 75,000 shares of its Common Stock to Commtel. The Company failed to pay the Commtel Note at maturity, as a result of which: (i) the annual interest rate on the Commtel Note increased to 18% on all outstanding principal and accrued interest, and (ii) the Company was required to issue to Commtel an additional 50,000 shares of Common Stock as of February 21, 2000 and an additional 2,500 shares of Common Stock for each subsequent day until the Commtel Note was paid or converted (aggregating 77,500 shares on March 21, 2000). On March 21, 2000, Commtel converted the Commtel Note into approximately 614,048 shares of Common Stock in satisfaction of all principal and interest due. The proceeds received from the issuances of the Commtel Note with Common Stock are being allocated to each component based on their relative fair values on January 20, 2000 (the date of issuance). The fair value of the Common Stock on January 20, 2000 was $2.31 per share and resulted in discounted carrying value to the Commtel Note of $200,000 and an increase to stockholders' equity of $100,000.

     As a result of the conversion of the Commtel Note, during the first quarter of 2000, the Company recorded additional interest expense of approximately $1.2 million including interest of 10% on the Commtel Note, the fair market value of additional shares of Common Stock issued under the penalty provision of the Commtel Note, and the intrinsic value of the beneficial conversion of the Commtel Note into 614,048 shares of Common Stock.

     Fontenelle Note. On January 25, 2000, the Company borrowed $500,000 from Fontenelle LLC, which borrowing was evidenced by a $500,000 principal amount Convertible Subordinated Note due March 25, 2000 (the "Fontenelle Note").

     The proceeds of this borrowing were used primarily in connection with the financing of the DSI acquisition. Interest accrued on the Fontenelle Note at an annual rate of 10% and was due and payable along with the outstanding principal at maturity. The Fontenelle Note was convertible into shares of Common Stock at a conversion price of $2.00 per share. The Company paid the Fontenelle Note in full on March 24, 2000.

     D2 Loan. On January 25, 2000, the Company borrowed $300,000 from D2 Co. LLC, which was due on July 26, 2000 (the "D2 Loan"). The proceeds of the D2 Loan were used primarily in connection with the financing of the DSI acquisition. Interest accrued on the D2 Loan at an annual rate of 10% and was due and payable along with the outstanding principal at maturity. The outstanding principal amount of the D2 Loan was convertible into 150,000 shares of the Company's Common Stock at a conversion price of $2.00 per share. If the Company failed to pay the D2 Loan by July 26, 2000, the conversion price would have been reduced to $0.50 per share (representing 600,000 shares of the Company's Common Stock). The Company paid the D2 Loan in full on June 12, 2000.

     Richard Prochnow Put Right. Pursuant to an agreement dated as of June 9, 1999, the Company sold to Richard Prochnow 2,500,000 shares of Common Stock. In connection with the DSI acquisition, the Company and Mr. Prochnow entered into a registration rights agreement, dated January 28, 2000 pursuant to which, at any time between January 15, and March 15, 2001, Mr. Prochnow may require the Company to purchase up to 600,000 shares of Common Stock for $3.00 per share, resulting in an aggregate payment obligation of the Company to Mr. Prochnow of $1.8 million.

     The Management Group Loan. On April 6, 2000, the Company entered into a term loan agreement with The Management Group pursuant to which the Company borrowed $250,000. The loan accrued interest at 10% per annum, compounded daily, and matured on July 31, 2000. In connection with the execution and delivery of the term loan agreement, the Company issued 100,000 five-year Common Stock purchase warrants with an exercise price of $1.50 per share. On July 31, 2000, the Company paid $100,000 of the outstanding principal of the loan and agreed with the holder to extend the maturity of the remaining principal balance to December 31, 2000 in consideration of the issuance to such holder of 80,000 five-year Common Stock purchase warrants with an exercise price of $2.00 per share.

     Hermitage Note. On June 20, 2000, the Company entered into a note agreement with Hermitage Capital Corp. ("Hermitage") pursuant to which the Company issued to Hermitage a note in the principal amount of $178,800 (the "Hermitage Note"), representing a portion of the fee earned by Hermitage in connection with the Series C Preferred financing. The Hermitage Note accrues interest at 9% per annum, The Hermitage Note is payable in two installments, an installment of $100,000 on or before September 1, 2000 and the balance on or before December 1, 2000. The Company also issued 10,000 shares of Common Stock to Hermitage in June 2000.

GENERAL ECONOMIC CONDITIONS

     The Company's business may be adversely affected by periods of economic slowdown or recession, which may be accompanied by a decrease in the availability of consumer credit. Any material decline in the availability of consumer credit may result in a decrease in consumer demand to utilize credit cards to purchase magazine subscriptions, which could adversely affect the demand for the Company's products and services.

INTEREST RATES

     In connection with the DSI acquisition, MOS entered into the Coast Credit Facility (the "Coast Facility") with Coast Business Credit pursuant to a Loan and Security Agreement dated January 28, 2000. The Company has guaranteed MOS's obligations under the Coast Facility.

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

NEED FOR ADDITIONAL FINANCING

     The Company will require additional debt or equity financing in order to meet its obligations to redeem the outstanding New Series C Shares and Series C Preferred Shares, which are mandatorily redeemable on or before December 26, 2000, to pay the remaining outstanding principal balance of, and accrued interest on, The Management Group Note which matures on December 31, 2000, to satisfy its obligations to AmeriNet and RLP and to satisfy its obligations to purchase shares of Common Stock from Richard Prochnow if Mr. Prochnow exercises his put right in the first quarter of 2001. The Company will also require additional financing to pursue its strategy of expanding its business operations through the development or acquisition of niche direct marketing businesses. The failure timely to obtain such financing could prevent the Company from continuing its business strategy or responding to changing business or economic conditions, could cause the Company to experience difficulty in withstanding any adverse operating results or competing effectively and could, therefore, materially adversely affect the Company.

     The Company's failure timely to redeem the New Series C Shares and Series C Shares will trigger certain requirements under the Certificate of Designation relating to the Series C Preferred and the Company's agreements with the holders thereof, that the Company issue warrants to purchase Common Stock to the holders of the New Series C Shares and Series C Shares. Such issuances could result in significant dilution to the existing holders of Common Stock. See "Dilution" below.

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

OWNERSHIP OF COMPANY IS CONCENTRATED

     The five largest stockholders of the Company beneficially owned in excess of 50% of the Company's issued and outstanding Common Stock as of June 30, 2000. As a result, these stockholders possess significant influence over the Company on business matters, including the election of directors or the approval of any other action requiring the approval of stockholders. This concentration of share ownership may: (i) delay or prevent a change of control of the Company; (ii) impede a merger, consolidation, takeover or other business combination involving the Company; or (iii) discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

DILUTION, SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE THE COMPANY'S STOCK PRICE TO DECLINE

     As of August 1, 2000, there were 27,724,245 issued and outstanding shares of Common Stock and the Company was required to reserve approximately 42.6 million additional shares of Common Stock for issuance upon exercise of outstanding options and warrants and conversion of outstanding convertible securities (the "Derivative Securities"). (The number of shares reserved for issuance upon conversion or exercise of Derivative Securities is based upon the actual numbers of shares into which outstanding Derivative Securities are convertible or for which such Derivative Securities are exercisable, except in the case of the New Series A Preferred Shares. The Company is contractually obligated to reserve a number of shares of Common Stock for issuance upon exercise of the New Series A Preferred Shares and related warrants calculated on the assumption that such New Series A Preferred Shares and warrants were convertible and/or exercisable at an effective price of $0.25 per share. Accordingly, the Company is required to reserve 22,477,500 shares of Common Stock for issuance in connection with the New Series A Preferred Shares and related warrants, although, after giving effect to the issuance of additional New Series A Preferred Shares and related warrants upon exercise of the purchaser's option, less than 3,000,000 shares of Common Stock would be issuable if the Series A Preferred Shares were converted and such warrants were exercised at the conversion and exercise prices currently in effect ($1.9250 and $1.4850, respectively). However, as described above under "Financial Condition and Liquidity -- Series A Convertible Preferred Stock", the respective conversion and exercise prices of the New Series A Preferred Shares and related warrants are subject to adjustment in a manner that could result in substantial dilution to other holders of the Company's equity securities).

     The market price of the Common Stock could decline as a result of future sales of substantial amounts of the Company's Common Stock, or the perception that such sales could occur. Furthermore, certain of the Company's existing stockholders have the right to require the Company to register their shares, or shares of Common Stock into or for which their Derivative Securities are convertible or exercisable, which may facilitate the sale of these shares in the public market. Existing registration rights are described below.

     In March 1999 the Company issued an aggregate of 100 Units, each consisting of (i) 25,000 shares of Common Stock and (ii) 25,000 warrants to purchase one share of Common Stock at an exercise price of $3.50 per share, expiring on December 31, 2001 (the "Units Offering"). In connection with the Units Offering, the Company agreed to register, as promptly as practicable following June 16, 1999, the Common Stock included in the Units and all Common Stock issuable upon exercise of the warrant component of the Units (collectively, the "Unit Shares").

     On January 28, 2000, the Company entered into a Registration Rights Agreement with Richard Prochnow, which requires the Company to register 1,000,000 of the shares owned by Mr. Prochnow (the "Prochnow Shares") within 120 days following January 28, 2000.

     The Company has not yet filed a registration statement covering the Prochnow Shares or the Unit Shares.

     The Company and RLP Holdings L.P. are parties to a letter agreement dated January 28, 2000, pursuant to which the Company has agreed to purchase from RLP for $500,000 a promissory note evidencing the $500,000 obligation of AmeriNet, Inc. to RLP. The Company and RLP are discussing an arrangement pursuant to which the Company's obligation to pay $500,000 for the Note will be satisfied by the issuance to RLP of 1,000,000 shares of Common Stock. If such shares were issued to Mr. Prochnow, the Company would be required to file a registration statement covering such shares and the Prochnow Shares on or before September 15, 2000 and will use its best efforts to cause such registration statement to be declared effective on or before December 1, 2000.

     On March 21, 2000, the Company entered into a Settlement Agreement with Commtel Services, Ltd. which provides that the Company issue 816,548 shares of Common Stock to Commtel as full performance of the Company's obligations under the Commtel Note. The Settlement Agreement grants Commtel "piggyback" registration rights with respect to these shares should the Company register any shares of its Common Stock.

     In connection with the issuance of the Series A, B and C Mandatorily Redeemable Convertible Preferred Stock of the Company, the Company has agreed to register upon demand (i) the Common Stock issued to the holders of the Series A and C Preferred in connection with the original issuance and sale thereof, and the Common Stock issued or issuable, upon conversion of the Series A, B and C Shares (collectively, the "Preferred Stock"), (ii) the Common Stock issued or issuable upon exercise of warrants issued to the holders of the Series B Shares;
(iii) the Common Stock issuable upon exercise of warrants issued to the holders of the Series A Shares to induce such holders to convert such shares into Common Stock; (iv) the Common Stock issued to the holders of the Series A Shares to induce such holders to extend the Series A Mandatory Redemption Date from March 28 to April 12, 2000;
(v) the Common Stock issued or issuable to the holders of the Series C Shares to induce such holders to extend the Series C Mandatory Redemption Date to December 26, 2000; (vi) the Common Stock issuable upon exercise of certain springing warrants that the Company would be required to issue to the holders of the Series C Preferred if the Series C Preferred is not redeemed on or before the Series C Mandatory Redemption Date; (vii) any other securities issued or issuable as a result of, or in connection with, any stock dividend, stock split or reserve stock split, combination, recapitalization, merger or consolidation, exchange or distribution in respect of the Common Stock referred to above. The Company has also agreed to unlimited "piggyback rights" with respect to such shares.

     The shares of Common Stock issuable upon exercise of the warrants issued in June 2000 to the holders of the Series B Preferred and Series C Preferred Shares described above under "Financial Condition and Liquidity --Series B Mandatorily Redeemable Convertible Preferred Stock and Series C Mandatorily Redeemable Convertible Preferred Stock" will have the same registration rights as described in the immediately preceding paragraph.

     Pursuant to an agreement dated January 25, 2000, the Company granted "piggyback" registration rights to Fontenelle LLC covering shares of Common Stock issuable upon exercise of warrants issued to Fontenelle in connection with a $500,000 principal amount bridge loan by Fontenelle to the Company.

     The Company has issued Warrants to purchase an aggregate of 250,000 shares of Common Stock to Steven L. Vanechanos, Michael Vanechanos, John Figliolini and Internet PR Group. The Company is obligated to file a registration statement covering the shares of Common Stock issuable upon exercise of such warrants. The holders of such Warrants also have unlimited "piggyback" registration rights with respect to such shares.

     On January 28, 2000, in consideration of entering into the Coast Facility, the Company issued to Coast a warrant (the "Coast Warrant") to purchase 300,000 shares of Common Stock. The Company has agreed to certain "piggyback" registration rights with respect to the shares of Common Stock issuable upon exercise of such warrant.

     In connection with consulting services rendered to the Company, the Company issued to Steven Antebi 850,000 warrants to purchase shares of Common Stock. The Company has granted to Mr. Antebi the right to include the shares issuable upon exercise of such warrants in any registered primary offering of Common Stock by the Company.

     The Company is party to a financial consulting services agreement (the "Meyerson Agreement") dated as of June 1, 1999 with M.H. Meyerson ("Meyerson") pursuant to which, among other things, the Company agreed to issue to Meyerson warrants to purchase up to 250,000 shares of Common Stock. The Company terminated the Meyerson Agreement in June 2000. Upon such termination, Meyerson was entitled to retain 125,000 warrants that were vested as of the termination date. Under the Meyerson Agreement, the Company agreed to register, by August 29, 1999, up to 125,000 shares of Common Stock issuable upon exercise of such warrants. The Company has not yet filed a registration statement covering such shares.

     On October 14, 1999, the Company sold 120,000 shares of Common Stock to Kreditbank S.A. Luxembourgeoise. The Company agreed to register these shares of Common Stock no later than January 14, 2000. The Company has not yet filed a registration statement covering these shares.

     The Company was party to a financial consulting services agreement (the "Equity Agreement"), dated as of June 1, 1999, with The Equity Group Inc. ("Equity") pursuant to which, among other things, the Company agreed to issue to Equity warrants to purchase 40,000 shares of Common Stock. On November 12, 1999, the Company, in accordance with the terms of the Equity Agreement, sent a notice to Equity asserting the Company's right to early termination of the agreement. In satisfaction of its obligations under the Equity Agreement, the Company has agreed to allow Equity to retain 10,000 of the 40,000 warrants originally issued. The Company has granted Equity certain "piggyback" registration rights with regard to the retained warrants.

     The Company is party to a financial consulting services agreement (the "Komorsky Agreement"), dated as of April 1, 2000, with Adolph Komorsky Investments Ltd. ("Limited"). The Komorsky Agreement provides for a maximum issuance by the Company to Komorsky of 500,000 shares of Common Stock (inclusive of Common Stock issuable upon exercise of certain warrants). The Komorsky Agreement provides for "demand registration rights."

     The Company entered into a financial consulting services agreement (the "Metropolitan Agreement"), dated as of March 1, 2000, with Metropolitan Capital Partners ("Metropolitan"). The Metropolitan Agreement provides for a maximum issuance of 325,000 shares of Common Stock (inclusive of Common Stock issuable upon exercise of certain warrants). The Company and Metropolitan have agreed to terminate the Metropolitan Agreement. and that Metropolitan will retain 75,000 shares of Common Stock already issued to Metropolitan under the Metropolitan Agreement. These shares are entitled to registration rights.

     On November 5th, 1999, the Company sold 42,000 shares of Common Stock to Banque Diamantaire Anversoise (Suisse) S.A. The Company agreed to register such shares no later than February 5, 2000. The Company has not yet filed a registration statement covering such shares.

     On or before September 15, 2000, the Company is obligated to file a registration statement covering shares of Common Stock issuable upon conversion of the New Series A Shares and upon exercise of the warrants issued to the holder of such shares. Such shares are also entitled to "piggyback" registration rights.

CREDIT FACILITY COVENANTS

     In connection with the financing of the DSI acquisition, MOS and the Company entered into the Coast Facility. The Company has guaranteed MOS' obligations under the Coast Facility. Under the terms of the agreement with Coast, the Company is required, among other things, to maintain a consolidated net worth of not less than $9.0 million (defined as stockholders' equity and subordinated debt) and excess borrowing availability of $750,000. If the Company cannot satisfy these covenants, or other covenants under the Coast Facility, it will be required to seek a waiver or amendment from Coast. Although Coast has agreed to waivers and amendments in the past, there can be no assurance that Coast will do so in the future. If MOS and the Company are in default of their obligations to Coast, Coast would be entitled to accelerate the maturity of outstanding indebtedness under the Coast Facility $13.4 million is outstanding as of June 30, 2000 and to enforce its security interest in the Company's assets.

PREFERRED STOCK; POSSIBLE ANTI-TAKEOVER EFFECT

     The Company's Certificate of Incorporation, as amended, authorizes the board of directors (the "Board of Directors") to issue up to 10,000,000 shares of preferred stock, par value $.001 per share. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include, among other things, voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. After giving effect to the conversion of the Series A Preferred into Common Stock and the redemption and conversion of the Series B Preferred, there are two series of preferred stock currently outstanding, which have a liquidation preference. In addition, specific rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with, or sell its assets to a third party. The ability of the Board of Directors to issue preferred stock could discourage, delay, or prevent a takeover of the Company, hereby preserving control of the Company by the current stockholders.

DEPENDENCE ON KEY PERSONNEL

     The Company's and MOS' success depends to a significant extent upon a number of key employees and management. The loss of the services of key employees could adversely affect our business, operating results or financial condition.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT ISSUANCES OF UNREGISTERED SECURITIES TO CONSULTANTS:

     On May 31, 2000 Symposium issued five-year warrants to purchase 75,000 shares of Common Stock at an exercise price of $2.00 per share to Charles Nelson for financial public relations services and investment relations services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Mr. Nelson represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On May 31, 2000 Symposium issued five-year warrants to purchase 75,000 shares of Common Stock at an exercise price of $1.50 per share to Steve Vanechanos for financial public relations services and investment relations services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Mr. Vanechanos represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On May 31, 2000 Symposium issued five-year warrants to purchase 21,000 shares of Common Stock at an exercise price of $1.50 per share to Michael Vanechanos for financial public relations services and investment relations services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Mr. Vanechanos represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On May 31, 2000 Symposium issued five-year warrants to purchase 14,000 shares of Common Stock at an exercise price of $1.50 per share to John Figliolini for financial public relations services and investment relations services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Mr. Figliolini represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On May 31, 2000 Symposium five-year warrants to purchase 125,000 shares of Common Stock at an exercise price of $1.50 per share to Internet PR Group for financial public relations services and investment relations services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Internet PR Group represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On June 13, 2000 Symposium issued five-year warrants to purchase 12,000 shares of Common Stock at an exercise price of $1.93 per share to Financial Strategies for financial public relations services and investment relations services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Financial Strategies represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

RECENT SALES OF UNREGISTERED SECURITIES IN CONNECTION WITH BORROWINGS:

     On April 6, 2000, Symposium issued five-year warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.50 per share to The Management Group in connection with The Management Group financing. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) The Management Group represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On June 20, 2000, Symposium issued 10,000 shares of Common Stock to Hermitage Capital Corp. in connection with the issuance to Hermitage of a $178,800 principal amount promissory note. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Hermitage Capital Corp. represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

  Other Recent Sales of Unregistered Securities:

     As described in Part I, Item 2 above under the heading "Financial Condition and Liquidity -- Series A Convertible Preferred Stock," on June 9, 2000, the Company issued 30,375 shares of Series A Convertible Preferred Stock and five-year warrants to purchase an aggregate of 225,000 shares of Common Stock at $1.485 per share and on August 1, 2000, upon exercise of an option granted to the purchaser of such New Series A Shares and warrants, the Company issued to such purchase an additional 20,250 New Series A Shares and five-year warrants to purchase an additional 150,000 shares of Common Stock at $1.485 per share. The issuance and sale of all of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) the purchaser represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     As described in Part I, Item 2 above under the heading "Financial Condition and Liquidity -- Series B Mandatorily Redeemable Convertible Preferred Stock," on June 16, 2000, the Company issued (x) to the holders of its Series B Shares three-year warrants to purchase an aggregate of 122,800 shares of Common Stock at $0.75 per share and three-year warrants to purchase an aggregate of 200,000 shares of Common Stock at $1.50 per share and (y) to D2 Co. LLP three-year warrants to purchase 17,820 shares of Common Stock at $0.75 per share. The Company also issued an aggregate of 610,333 shares of Common Stock upon conversion of certain Series B Shares. The issuance and sale of all of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) each Series B Preferred holder and D2 Co. LLP represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     As described in Part I, Item 2 above under the heading "Financial Condition and Liquidity -- Series C Mandatorily Redeemable Convertible Preferred Stock," on June 14, 2000, the Company issued 8,062.5 shares of Series C Preferred Stock, 268,750 shares of Common Stock and five-year warrants to purchase an aggregate of 100,000 shares of Common Stock to certain existing holders of Series C Shares. Also, on July 18, 2000, the Company agreed to issue an additional 1,523,750 shares of Common Stock, ratably, to the holders of the Series C Preferred as well as an additional 1,500 shares of Series C Preferred and 50,000 shares of Common Stock to Capital Research Ltd. The issuance and sale of all of these securities was, or will be, made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) each such holder represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

  Limitation on Rights of Common Stock

     As a result of the issuance of the New Series A Preferred Shares, the rights of the holders of the Company's Common stock were made subordinate to the holders of the New Series A Preferred Shares with respect to distributions upon the liquidation of the Company. Each shares of New Series A Preferred is entitled to a liquidation preference of $100 plus any accrued and unpaid dividends. In addition, the Company is not permitted to pay dividends on, or purchase, redeem or otherwise acquire, Common Stock if all accrued and unpaid dividends on the New Series A Preferred have not been paid or set apart for payment.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Certificate of Designation of Series A Convertible Preferred
          Stock of Symposium Corporation (incorporated by reference to
          Registrant's Report on Form 8-K filed with the Commission on
          June 16, 2000).
 10.1     Form of Common Stock Purchase Warrant to Purchase 225,000
          shares of Symposium Corporation Common Stock issued to The
          Shaar Fund, Ltd. (incorporated by reference to Registrant's
          Report on Form 8-K filed with the Commission on June 16,
          2000).
 10.2     Registration Rights Agreement, dated as of June 9, 2000,
          between Registrant and the holders of the New Series A
          Shares (incorporated by reference to Registrant's Report on
          Form 8-K filed with the Commission on June 16, 2000).
 10.3     Form of Letter Agreement between the Company and the holders of the Series B Convertible Preferred Stock, dated June 16,
          2000 (incorporated by reference to Registrant's Report on
          Form 8-K filed with the Commission on July 21, 2000).
 27.1     Financial Data Schedule (filed herewith).

     (b) Reports on Form 8-K

     The Registrant filed a Report on Form 8-K on June 16, 2000, reporting certain events under "Item 5 -- Other Events." No financial statements were filed as part of such Report.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.

                                          SYMPOSIUM CORPORATION

                                          By: /s/ TIM S. LEDWICK
                                            ------------------------------------
                                              Tim S. Ledwick
                                              Chief Financial Officer

Date: August 10, 2000