Form 10QSB
period 2000-09-30
SYMPOSIUM CORP
filed 2000-11-14
CIK 1069201

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC. 20549

                            ------------------------

                                  FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER 0-25435

                             SYMPOSIUM CORPORATION
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      13-4042921
          (STATE OF INCORPORATION)                        (IRS. EMPLOYER ID NO.)

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

                              YES  [X]     NO  [ ]

     The number of shares outstanding of each of the Registrant's class of common equity, as of November 1, 2000 are as follows:

                                                                SHARES
                    CLASS OF SECURITIES                       OUTSTANDING
                    -------------------                       -----------
Common Stock, $.001 par value...............................  27,844,520

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SYMPOSIUM CORPORATION

                               TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)............................    2
          Balance Sheet...............................................    2
          Statements of Operations and Comprehensive (Loss)...........    3
          Statements of Cash Flows....................................    4
          Notes to Financial Statements...............................    6
Item 2.   Management's Discussion and Analysis or Plan of Operation...   15

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   29
Item 2.   Change in Securities and Use of Proceeds....................   29
Item 3.   Defaults Upon Senior Securities.............................   30
Item 4.   Submission of Matters to a Vote of Security Holders.........   31
Item 5.   Other Information...........................................   31
Item 6.   Exhibits and Reports on Form 8-K............................   31
          A) Exhibit Schedule.........................................   31
          B) Reports Filed on Form 8-K................................   31
Signatures............................................................   32

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

PART I -- FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      SYMPOSIUM CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                              SEPTEMBER 30, 2000
                                                              ------------------
                                                                 (UNAUDITED)
ASSETS:
Current assets
  Cash and cash equivalents.................................     $  2,799,678
  Trade accounts receivable, net of collection and
     cancellation reserve of $24,341,715....................       28,353,553
  Other accounts receivable.................................        2,971,342
  Prepaid expenses..........................................          831,043
  Deferred expense..........................................        2,100,228
                                                                 ------------
          Total current assets..............................       37,055,844
                                                                 ------------
  Equipment (at cost, less accumulated depreciation)........          543,042
  Deferred financing costs..................................          860,222
  Goodwill and other intangible assets......................        5,428,125
  Other assets..............................................          161,188
                                                                 ------------
                                                                 $ 44,048,421
                                                                 ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities
  Revolving credit facility.................................     $ 12,490,176
  Notes payable.............................................          228,800
  Accounts payable and accrued expenses.....................        4,169,142
  Accrued closing costs.....................................        1,600,000
  Amounts due to publishers.................................        6,605,307
  Deferred revenue..........................................        2,955,930
                                                                 ------------
          Total current liabilities.........................       28,049,355
                                                                 ------------
  Commitments and contingencies
  Mandatorily redeemable preferred stock, par value $.001
     per share; authorized 10,000,000 shares; 62,455
     outstanding at September 30, 2000......................        5,492,564
Stockholders' Equity
  Convertible preferred stock, $5,062,500 liquidation value;
     authorized; 50,625 shares issued and outstanding.......        3,303,951
  Common stock, par value $.001 per share; authorized,
     100,000,000 shares; 27,844,520 issued and
     outstanding............................................           27,845
  Additional paid in capital................................       56,893,496
  Note receivable -- common stock...........................       (2,497,500)
  Accumulated deficit.......................................      (47,221,290)
                                                                 ------------
          Total stockholders' equity........................       10,506,502
                                                                 ------------
                                                                 $ 44,048,421
                                                                 ============

        The accompanying notes are an integral part of these statements.

                      SYMPOSIUM CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                       FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                       --------------------------    ---------------------------
                                          2000           1999            2000           1999
                                       -----------    -----------    ------------    -----------
Revenues, net........................  $16,768,037    $        --    $ 46,821,217    $        --
Direct costs and expenses
  Commission expense.................    8,730,979             --      22,743,329             --
  Magazine costs.....................    1,884,989             --       4,851,975             --
  Other direct costs.................    2,621,947             --       7,400,662             --
                                       -----------    -----------    ------------    -----------
                                        13,237,915             --      34,995,966             --
  Gross profit.......................    3,530,122             --      11,825,251             --
  Salaries and benefits..............    1,136,081        250,404       2,827,167        416,429
  Consulting expenses................      559,855      3,374,034       2,852,871      3,861,385
  Other operating expenses...........    1,216,937        499,932       2,740,618      1,044,300
  Amortization of goodwill and other
     intangible assets...............      145,396             --         387,723         25,110
                                       -----------    -----------    ------------    -----------
          Total expenses.............    3,058,269      4,124,370       8,808,379      5,347,224
                                       -----------    -----------    ------------    -----------
(Loss) from operations...............      471,853     (4,124,370)      3,016,872     (5,347,224)
Other income, (expense)
  Interest expense...................     (841,761)            --      (3,711,102)            --
  Other income.......................      268,611         66,313         419,107        100,704
                                       -----------    -----------    ------------    -----------
                                          (573,150)        66,313      (3,291,995)       100,704
(Loss) before income taxes...........     (101,297)    (4,058,057)       (275,123)    (5,246,520)
Provision for income taxes...........       92,898             --         384,850             --
                                       -----------    -----------    ------------    -----------
Net (loss)...........................     (194,195)    (4,058,057)       (659,973)    (5,246,520)
Preferred dividends..................   (4,865,455)            --     (36,731,915)            --
                                       -----------    -----------    ------------    -----------
Net loss to common stockholders......  $(5,059,650)   $(4,058,057)   $(37,391,888)   $(5,246,520)
                                       ===========    ===========    ============    ===========
Basic and diluted net loss per
  share..............................  $     (0.18)   $     (0.31)   $      (1.64)   $     (0.51)
                                       ===========    ===========    ============    ===========
Weighted -- average shares of common
  stock outstanding -- basic and
  diluted............................   27,441,177     12,932,687      22,784,179     10,347,741
                                       ===========    ===========    ============    ===========

        The accompanying notes are an integral part of these statements.

                      SYMPOSIUM CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) from operations................................  $   (659,973)   $(5,246,520)
  Adjustments to reconcile results of operations to net cash effect of operating activities:
  Value of common stock and common stock purchase warrants
     issued for services....................................     2,534,810      3,561,400
  Non cash interest expense.................................     2,210,392             --
  Depreciation and amortization.............................       770,458         28,262
  Net change in asset and liability accounts:
     Accounts receivable....................................    (3,057,885)            --
     Prepaid expenses.......................................       (45,727)       (30,827)
     Accounts payable and other accrued expenses............    (2,709,794)       263,149
     Other, net.............................................     2,772,840         38,343
                                                              ------------    -----------
  Net cash provided by (used in) operating activities.......     1,815,121     (1,386,193)
                                                              ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment.....................................      (350,150)       (35,749)
  Proceeds from sale of equipment...........................            --          3,500
  Acquisition of DSI, net of cash on hand at closing date...   (23,560,190)
  Deferred acquisition costs................................            --       (927,595)
                                                              ------------    -----------
  Net cash used in investing activities.....................   (23,910,340)      (959,844)
                                                              ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of preferred stock....................    12,724,250             --
  Proceeds from sales of common stock.......................            --      2,388,480
  Payments received on note receivable for stock............         2,500             --
  Proceeds from acquisition short-term notes................     1,350,000             --
  Repayment of short-term notes.............................    (1,000,000)            --
  Repayment of mandatory redeemable preferred stock.........      (535,000)            --
  Net funds drawn on revolver for DSI Acquisition...........    15,775,000             --
  Net repayments of Revolving Credit Agreement..............    (3,509,824)            --
  Preferred dividends paid..................................       (59,644)            --
  Deferred financing costs..................................      (190,000)            --
                                                              ------------    -----------
  Net cash provided by financing activities.................    24,557,282      2,388,480
                                                              ------------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     2,462,063         42,443
  Cash and cash equivalents at beginning of period..........       337,615        276,243
                                                              ------------    -----------
  Cash and cash equivalents at end of period................  $  2,799,678    $   318,686
                                                              ============    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid during the period.......................  $    858,000    $        --
                                                              ============    ===========
  Interest paid during the period...........................  $  1,500,710    $        --
                                                              ============    ===========

        The accompanying notes are an integral part of these statements.

                      SYMPOSIUM CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                               COMMON STOCK
                           --------------------   ADDITIONAL
                           NUMBER OF                PAID-IN     PREFERRED       NOTE       ACCUMULATED
                             SHARES     AMOUNT      CAPITAL       STOCK      RECEIVABLE      DEFICIT         TOTAL
                           ----------   -------   -----------   ----------   -----------   ------------   -----------
BALANCE AT JANUARY 1,
  2000...................  14,043,214   $14,043   $12,848,277   $       --   $(2,500,000)  $ (9,829,402)  $   532,918
Common stock issued with
  preferred stock........   2,461,817     2,462     1,878,703           --            --             --     1,881,165
Common stock issued for
  preferred stock
  extensions and
  conversions............   9,224,233     9,224    17,660,202           --            --    (17,669,426)           --
Warrants issued with
  preferred stock........          --        --     3,056,621           --            --             --     3,056,621
Warrants issued for
  preferred stock
  extensions and
  conversions............          --        --     4,374,932           --            --     (4,374,932)           --
Accretion of mandatorily
  redeemable preferred
  stock..................          --        --            --           --            --     (3,695,951)   (3,695,951)
Deemed dividends relating
  to intrinsic value and
  accretion..............          --        --     9,613,246           --            --     (9,613,246)           --
Contractual dividends....          --        --            --           --            --       (576,250)     (576,250)
Conversion of preferred
  stock..................     610,333       611       866,545           --            --                      867,156
Issuance of New Series A
  Preferred..............          --        --     1,054,409    3,303,951            --       (802,110)    3,556,250
Common stock issued with
  debt...................      75,000        75        99,925           --            --             --       100,000
Common issued in
  connection with default
  and conversion of
  debt...................     741,548       742     1,397,576           --            --             --     1,398,318
Warrants issued to
  acquisition, bridge and
  short-term note holders
  Concurrent with
    issuance.............          --        --            --           --            --             --            --
  Post issuance..........          --        --     1,508,283           --            --             --     1,508,283
Common stock issued for
  consulting services....     655,275       655     1,358,300           --            --             --     1,358,955
Options and warrants for
  consulting services....          --        --     1,176,510           --            --             --     1,176,510
Repayment of note
  receivable for stock...          --        --            --           --         2,500                        2,500
Adjustment of shares
  issued in previous
  period.................      33,100        33           (33)          --            --             --            --
Net loss for the period
  ended..................          --        --            --           --            --       (659,973)     (659,973)
                           ----------   -------   -----------   ----------   -----------   ------------   -----------
BALANCE AT SEPTEMBER 30,
  2000...................  27,844,520   $27,845   $56,893,496   $3,303,951   $(2,497,500)  $(47,221,290)  $10,506,502
                           ==========   =======   ===========   ==========   ===========   ============   ===========

        The accompanying notes are an integral part of these statements.

                      SYMPOSIUM CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1999 as filed with its Form 10-KSB.

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

     Reclassification: Certain amounts in prior statements have been reclassified to conform to the 2000 classifications.

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

     The following table provides an analysis of the purchase price of the DSI acquisition. The excess of the purchase price over the book value of the net assets acquired has been allocated to goodwill calculated as follows:

Cash consideration paid to the seller...................  $25,000,000
Commitment to fund AmeriNet, Inc........................    1,500,000
Transaction expenses....................................    1,114,317
                                                          -----------
Total purchase cost.....................................   27,614,317
Fair value of net assets acquired.......................   21,798,469
                                                          -----------
Purchase price in excess of estimated fair value of net
  assets acquired allocated to goodwill.................  $ 5,815,848
                                                          ===========

     Goodwill is being amortized on a straight-line basis over a ten-year period.

     The following pro-forma information illustrates the estimated effects of the DSI Acquisition as if such transaction was consummated on January 1, 1999:

                                                           FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
                                                           (IN THOUSANDS EXCEPT
                                                             PER SHARE DATA)
Total revenues
  As reported............................................  $46,821     $    --
  Pro forma..............................................   51,862      42,987
(Loss) from continuing operations
  As reported............................................  $  (660)    $(5,246)
  Pro forma..............................................     (307)     (3,270)
Basic and diluted (loss) per share
  As reported............................................  $ (1.64)    $ (0.51)
  Pro forma..............................................    (0.11)      (0.38)

NOTE D -- REVOLVING CREDIT FACILITY

     On January 28, 2000, the Company and MOS entered into a three-year revolving credit facility, as amended, with a bank providing for borrowings of up to $20 million subject to certain availability limitations stipulated in the agreement. All borrowings under this facility are repayable with interest at the prime rate plus 2% per annum but not less than 9%. The Company and MOS are also required to maintain certain minimum

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
earnings ratios and levels of net worth as defined in the agreement and MOS is restricted from making distributions to Symposium in excess of $1.8 million annually plus any amounts necessary for tax obligations attributable to its operations. All of MOS's assets are pledged as collateral for this obligation. As of September 30, 2000 MOS had an outstanding balance on the credit facility of approximately $12.5 million compared to total availability of $18.2 million resulting in $5.7 million of funds available to MOS at September 30, 2000.

     In connection with the execution and delivery of the credit facility, the Company initially granted Coast 300,000 five-year common stock purchase warrants at an exercise price of $3.53 per share (110% of the closing price of the Common Stock on the closing date). As a result of the anti-dilution provisions, the exercise price has been reduced to $2.42 per share and the number of shares has been increased to 439,213 as of September 30, 2000. Accordingly, the Company recorded a non-cash interest charge of approximately $250,000 in the third quarter. The fair value of such warrants was estimated using the Black--Scholes Option Pricing Formula.

     MOS incurred fees and expenses in connection with this facility of approximately $1.1 million, which are being amortized over three years.

NOTE E -- CONVERTIBLE PREFERRED STOCK

  Series A Convertible Preferred Stock ("New Series A Shares")

     On June 9, 2000, the Company issued 30,375 shares of New Series A Shares and a five year warrant to purchase 225,000 shares of Common Stock at an initial exercise price of $1.4850 (subject to certain anti-dilution and similar adjustments). The aggregate purchase price for the New Series A Shares and the warrant was $2,250,000. The Company also granted the purchaser of the New Series A Shares an option, exercisable in the purchaser's sole discretion during the sixty day period following June 9, 2000, to purchase up to an additional $2,025,000 face amount of New Series A Shares and a warrant to purchase an additional 150,000 shares of Common Stock for the same purchase price. The purchaser exercised its option, and the Company issued and sold to the purchaser an additional 20,250 New Series A Shares and the additional warrant on August 1, 2000 for an aggregate purchase price of $1,500,000. The face amount and liquidation value of the New Series A Shares is $5,062,500.

     Dividends accrue on the New Series A Shares at an annual rate of 10% of the face amount, payable semi-annually in cash and/or Common Stock at the Company's option under certain conditions. The New Series A Shares are redeemable, at the option of the Company under certain conditions, at a redemption price of 100% of face value plus any accrued and unpaid dividends.

     The New Series A Shares are convertible at a conversion price equal to the lesser of: (i) $1.9250 (110% of the closing bid price of the Common Stock on the date of the issuance, subject to adjustments); or (ii) percentages ranging from 103% to 91% (depending on the number of days elapsed from the date of issuance) of the average of the three lowest, non-consecutive closing bid prices for the Common Stock in the ten trading days preceding the date of the holder's conversion notice to the Company (the "Conversion Notice"). The conversion price and the exercise price of the warrants is subject to downward adjustment to equal the lowest price at which shares of the Common Stock or securities convertible into, or exchangeable or exercisable for, shares of Common Stock are issued while the New Series A Shares and warrants remain outstanding (if such price is lower than the then effective conversion or exercise price), subject to certain exceptions. These exceptions include: (i) the issuance of shares of Common Stock upon conversion or exercise of presently outstanding options, warrants or convertible securities in accordance with the terms of such options, warrants or convertible securities as in effect upon the initial issuance date of the New Series A Shares (but subject to certain anti-dilution adjustments); and (ii) certain issuances of securities to, or adjustments in the exercise or conversion price of outstanding options, warrants or convertible securities held by, the holders of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, to the

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
extent the number of additional shares of Common Stock resulting from such issuances and adjustments do not exceed 5,000,000 shares.

     However, during the 180 day period commencing on the date of issuance, the New Series A Shares may not be converted if the closing bid price of the Common Stock on the date of the Conversion Notice is below a floor (the "Conversion Floor") of $1.50 per share; and during the next ninety day period, the New Series A Shares may not be converted if the closing bid price of the Common Stock on the date of the Conversion Notice is below a Conversion Floor of $1.10 per share. On and after the 270th day following the date of issuance, there will be no Conversion Floor. The conversion provisions of the New Series A Shares and warrants create a substantial risk of dilution to the holders of the Company's Common Stock.

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

                      SYMPOSIUM CORPORATION AND SUBSIDIARY

The Company also agreed to reduce the exercise price of the Original Warrants from $1.50 to $0.75. In addition, the Company agreed to issue to certain placements agents (who received commissions consisting of three-year warrants to purchase a total of 58,163 shares of Common Stock (the "Commission Warrants") in connection with the Series B financing) a total of 17,820 three-year warrants to purchase Common Stock at an exercise price of $0.75 per share and to reduce the exercise price of the Commission Warrants from $1.50 per share to $0.75 per share.

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

  Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C Preferred")

     On January 28, 2000, in a private placement, the Company sold 52,892 units, each unit consisting of one share of Series C mandatorily redeemable convertible preferred stock with a face value of $100 each and 33.33 shares of the Company's Common Stock for approximately $5 million. Additionally, the Company reduced the exercise price on 2 million warrants previously issued to a Series C holder from $3.50 per share to $1.00 per share. The Series C Preferred is initially convertible into 2,644,600 shares of Common Stock at a conversion ratio of $2.00 per share and carries a 10% cumulative dividend, payable December 26, 2000.

     The Series C Preferred was mandatorily redeemable on the earlier of July 26, 2000 or upon the consummation of a financing transaction resulting in gross proceeds of at least $10.0 million. On April 24, 2000, the holders of the Series C Preferred extended the due date of the redemption of their shares from July 26, 2000 to December 26, 2000 in exchange for 2,247,067 shares of the Company's Common Stock and a reduction in the conversion ratio from $2.00 per share to $1.00 per share. The value of the shares issued and change in the conversion rate has been reflected during the second quarter as an additional deemed dividend in the amount of $8,560,417. If the Company fails to redeem the shares by December 26, 2000, the Company must issue 370,244 five-year Common Stock purchase warrants with an exercise price of $0.25 per share each month until the shares are fully redeemed.

     On July 18, 2000, the holders of the New Series C Shares and the Series C Shares agreed to waive the requirement that the failure of the Company to redeem the Series C Preferred on or before December 26, 2000 will trigger a reduction in the conversion price of the Series C Preferred from $1.00 to $0.25. In consideration for this waiver by the holders of the New Series C Shares and the Series C Shares, the Company agreed to issue to such holders an aggregate of 1,523,750 shares of Common Stock, pro rata in accordance with their percentage holdings of the New Series C Shares and Series C Shares and to issue as a fee in connection with such waiver, an additional 1,500 shares of Series C Preferred and 50,000 shares of Common Stock. The waiver does not affect the Company's obligation to issue warrants, on a monthly basis, if the Company fails to redeem the New Series C Shares and Series C Shares by December 26, 2000. The value of the shares issued has been recognized during the third quarter as an additional deemed dividend in the amount of $3,171,700.

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

                      SYMPOSIUM CORPORATION AND SUBSIDIARY

     The New Series C Shares have a stated value of $100 per share and accrue dividends at a rate of 10% per annum, payable December 26, 2000 in cash or Common Stock at the Company's option. The New Series C Shares are convertible into shares of Common Stock at an effective conversion price of $1.00. At any time prior to December 26, 2000, the Company may redeem, without penalty, in whole or in part, the New Series C Shares by paying the face amount outstanding and any accrued and unpaid dividends. If the Company fails to redeem the shares by December 26, 2000, the Company must issue 188,125 five-year Common Stock purchase warrants with an exercise price of $0.25 per share each month until the shares are fully redeemed.

     On July 18, 2000, the holders of the New Series C Shares and the Series C Shares agreed to waive the requirement that the failure of the Company to redeem the Series C Preferred on or before December 26, 2000 would have triggered a reduction in the conversion price of the Series C Preferred from $1.00 to $0.25. In consideration for this waiver by the holders of the New Series C Shares and the Series C Shares, the Company agreed to issue to such holders an aggregate of 1,523,750 shares of Common Stock, pro rata in accordance with their percentage holdings of the New Series C Shares and Series C Shares and to issue as a fee in connection with such waiver, an additional 1,500 shares of Series C Preferred and 50,000 shares of Common Stock. The value of the shares issued has been recognized during the third quarter as an additional deemed dividend in the amount of $3,171,700.

NOTE G -- PREFERRED STOCK ACCOUNTING

     The following table summarizes (i) the allocation of the proceeds from the issuances of the preferred stock with common stock and common stock purchase warrants and (ii) the preferred stock dividends and reduction in retained earnings resulting from the beneficial conversion feature and from contractual changes in conversion prices in the event of a default:

                                          SERIES A       SERIES B      SERIES C      NEW SERIES C
                                         -----------    ----------    -----------    ------------
Mandatory redemption amount............  $ 2,150,000    $1,535,000    $ 5,439,200     $ 806,250
                                         ===========    ==========    ===========     =========
Allocation of proceeds to:
  Preferred stock......................  $ 1,428,571    $1,173,715    $ 2,401,352     $ 372,844
  Common stock.........................          430                        1,763           269
  Additional paid-in capital...........    1,860,999     1,282,285      4,948,237       749,731
  Retained earnings....................   (1,290,000)     (921,000)    (2,401,352)     (372,844)
                                         -----------    ----------    -----------     ---------
  Gross proceeds.......................  $ 2,000,000    $1,535,000    $ 4,950,000     $ 750,000
                                         ===========    ==========    ===========     =========

     The following table summarizes the preferred stock dividends recorded for the nine months ended September 30, 2000.

                         SERIES A     NEW SERIES A    SERIES B     SERIES C     NEW SERIES C      TOTAL
                        -----------   ------------   ----------   -----------   ------------   -----------
Deemed dividends at
  issuance............  $ 1,290,000     $802,110     $  921,000   $ 2,401,352     $372,844     $ 5,787,306
Deemed dividends
accreted/conversion...   15,074,455           --        911,441    14,142,423      240,040      30,368,359
Contractual
  dividends...........           --      123,350         69,524       359,519       23,857         576,250
                        -----------     --------     ----------   -----------     --------     -----------
          Totals......  $16,364,455     $925,460     $1,901,965   $16,903,294     $636,741     $36,731,915
                        ===========     ========     ==========   ===========     ========     ===========

     All of the preferred shares, except for the New Series A Shares, were issued with beneficial conversion features representing the difference between the market value of the Company's Common Stock and the initial conversion price on the date of issuance. Since the preferred shares are immediately convertible into

                      SYMPOSIUM CORPORATION AND SUBSIDIARY
common stock, the intrinsic value of the beneficial conversion feature has been recognized as deemed dividends on the date of issuance.

     Deemed dividends accreted/conversion represents (i) normal accretion of the difference between the carrying value of the preferred stock and its mandatory redemption value; (ii) additional deemed dividends resulting from reductions in conversion prices relating to beneficial conversion features; (iii) Common Stock and warrants issued to holders in exchange for extending mandatory due dates redeeming certain of the preferred stock and (iv) Common Stock issued on the conversion of the preferred stock. The Common Stock and warrants issued or repriced in connection with extensions and conversions described in (iii) and
(iv) were accounted for at their fair market values on their respective dates of issuance.

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

     On March 21, 2000, Commtel agreed to convert the note into 614,048 shares of Common Stock (representing a $.50 per share conversion ratio) in settlement of the $300,000 principal balance plus accrued interest of approximately $7,000. In addition, the Company was also required to issue an additional 77,500 shares of Common Stock to Commtel pursuant to the default provisions of the note under which Commtel is entitled to 2,500 additional shares of Common Stock for each day the note remained in default. As a result of the above, Commtel received an aggregate of 816,548 shares Common Stock.

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

                      SYMPOSIUM CORPORATION AND SUBSIDIARY

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

     On June 20, 2000, the Company entered into a note agreement with Hermitage Capital Corp. ("Hermitage") for $178,800, which represents a portion of Hermitage's fees earned in connection with the Company's Series C Preferred financing. The note accrues interest at 9% per annum. The Company repaid $100,000 of the note with interest of approximately $3,000 on September 1, 2000. The balance of the note is due on or before December 1, 2000. The Company also issued 10,000 shares of its Common Stock to Hermitage in June 2000.

NOTE J -- NET LOSS PER SHARE

     Net loss per share is presented under Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to approximately 3.9 million and 10.3 million outstanding options and warrants for the nine months ended September 30, 2000 and 1999, respectively.

NOTE K -- INCOME TAXES

     The Company had Federal and State net operating loss carryforwards of approximately $5.9 million available to offset future taxable income, if any, through December 2019. The utilization of the net operating losses is subject to a substantial limitation due to the "change of ownership" provisions under
Section 382 of the Internal Revenue Code and similar State provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences since there is no assurance that their benefit will be realized in the future. For the three months and nine months ended September 30, 2000, the Company recorded approximately $0.1 million and $0.4 million, respectively, as provisions for income taxes reflecting state tax liabilities resulting from the MOS operations.

NOTE L -- COMMON STOCK

     At September 30, 2000, the Company is authorized to issue 100,000,000 shares of Common Stock, $.001 par value and 10,000,000 shares of preferred stock, $.001 par value. As of September 30, 2000 there were 27,844,520 shares of Common Stock outstanding and the Company had reserved 3,613,000 shares of Common Stock for issuance under the Company's stock option plan.

                      SYMPOSIUM CORPORATION AND SUBSIDIARY

NOTE M -- CONSULTING EXPENSES

     The Company recorded consulting expenses totaling $2.9 million for the nine-month period ended September 30, 2000. Included in these charges are approximately $0.6 million of non-cash charges reflecting the estimated fair value of warrants granted to purchase 1,022,000 shares of common stock at a range of between $1.00 to $4.00 per share with terms of between two and five years. The fair value of such warrants was estimated using the Black-Scholes Option Pricing Formula. Additionally, approximately $1.4 million of the consulting costs incurred reflects the fair value of 585,000 shares of the Company's common stock issued for professional services rendered during the nine-month period ending September 30, 2000.

NOTE N -- RELATED PARTY TRANSACTIONS

     Deferred financing costs includes $266,000 paid to a consulting firm owned by one of the Company's directors for services rendered in connection with obtaining the revolving credit facility as described in Note D.

NOTE O -- OTHER

     On August 31, 2000, Symposium entered into an agreement to acquire National Syndications, Inc. ("NSI"), a fully integrated direct marketer of consumer products and party to service advertising contracts that makes it the largest print advertiser in Sunday newspaper based magazines. Under the Purchase Agreement, the Company will pay approximately $13.0 million in cash, Common Stock of the Company of approximately $3.0 million and future earnout payments based on NSI's earnings in calendar years 2000 through 2002 of up to an additional $3.1 million. The parties expect the transaction to close on or before January 10, 2001. The Company expects to finance the cash portion of the purchase price with a new senior credit facility. There can be no assurance that the Company will be able to obtain the necessary financing to complete the acquisition.

PART I -- FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements of Symposium Corporation ("the Company" or "Symposium") and the notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-QSB.

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Symposium for the three month and nine month periods ended September 30, 2000 and 1999.

INTRODUCTION

     The Company was incorporated in Delaware in May 1997 as "Brack Industries, Inc." and changed its name to "Symposium Telecom Corporation" in June 1998 and to "Symposium Corporation" in May 1999. The Company commenced business operations in the quarter ended December 31, 1998. From December 1998 through June 30, 1999, the Company, through its wholly-owned subsidiary Publishers Advantage Corporation ("PAC"), had minimal operations and was engaged principally in telemarketing magazine and periodical subscription renewals to persons whose subscriptions had recently expired. The Company discontinued the operations of PAC as of June 30, 1999 after signing an agreement to purchase the assets of Direct Sales International LP ("DSI") (see "DSI Acquisition" below).

     Symposium's strategy is to integrate its well established direct marketing skills with new technologies, including e-mail marketing, web-based systems and interactive voice response, resulting in a multi-dimensional marketing platform for the sale of products and services. The Company seeks to achieve revenue growth and earnings by cross marketing products and services in multiple channels to Symposium's expanding customer base utilizing state-of-the-art direct marketing strategies. Through voice-driven customer acquisition programs at Media Outsourcing, Inc. (see "DSI Acquisition" below), the Company's principal operating business, Symposium contacts and retains critical data on more than eleven million consumers annually. Using highly refined incentive programs, the Company hopes to attract large numbers of its customers to the Symposium Marketplace, its newly launched on-line discount buying club developed for Symposium by Cendant Corporation. The Company is also continuing to exploit its expansive database in other technology-driven marketing channels facilitating additional e-commerce transactions. There can be no assurance, however, that the Company will be able to successfully execute its strategy.

  DSI Acquisition

     On January 28, 2000, Symposium, through its wholly-owned subsidiary Media Outsourcing, Inc. ("MOS"), acquired substantially all the assets and assumed certain liabilities of DSI, a magazine subscription agency based in Atlanta, Georgia which works on behalf of United States magazine publishers to generate new magazine subscriptions.

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

  NSI Acquisition

     On August 31, 2000, Symposium entered into an agreement to acquire National Syndications, Inc. ("NSI"), a fully integrated direct marketer of consumer products and party to service advertising contracts that makes it the largest print advertiser in Sunday newspaper based magazines. Under the Purchase Agreement, the Company will pay approximately $13.0 million in cash, Common Stock of the Company of approximately $3.0 million and future earnout payments based on NSI's earnings in calendar years 2000 through 2002 of up to an additional $3.1 million. The parties expect the transaction to close on or before January 10, 2001. The Company expects to finance the cash portion of the purchase price with a new senior credit facility. There can be no assurance that the Company will be able to obtain the necessary financing to complete the acquisition.

RESULTS OF OPERATIONS

  Results of Operations -- for the three months ended September 30, 2000 and September 30, 1999

     Revenues: During the three months ended September 30, 2000, the Company recorded revenues totaling $16.8 million. These revenues were derived primarily from the sales of magazine contracts at MOS totaling approximately $16.0 million and commission revenues from sales of memberships in a third party discount-buying club of $0.8 million. In the third quarter, the Company increased its cancellation reserve for its contracts due over a 20 month period resulting in a charge of approximately $800,000 reflected as a reduction of revenues from the sale of magazines. These contracts represented approximately 11% of all contracts written as well as 11% of the trade accounts receivable, net as of and for the period ended September 30, 2000. There were no additional reserves required on the Company's contracts due over a 12 month period. There were no revenues in the comparable period in 1999.

     Commission Expense: The Company recognized approximately $8.7 million in commission costs reflecting payments made to brokers on MOS magazine sales.

     Magazine Costs: The Company incurred approximately $1.9 million of magazine costs resulting from MOS magazine sales.

     Other Direct Costs: For the three months ended September 30, 2000, the Company recorded $2.6 million of other direct costs related to the magazine sales at MOS. Other direct costs consisted primarily of wages of approximately $1.2 million, bank charges related to the processing of payments received by credit cards of approximately $0.4 million and other costs of approximately $1.0 million.

     Salaries and Benefits: Salary and benefits increased $0.9 million to $1.1 million for the three months ended September 30, 2000 from $0.2 million for the same period in 1999. This increase reflects salary expense of approximately $0.6 million related to MOS and approximately $0.3 million of increased cost related to increased staff at Symposium Corporation (parent company).

     Consulting Expenses: Consulting expenses decreased $2.8 million to $0.6 million for the three months ended September 30, 2000 from $3.4 million for the three months ended September 30, 1999. Included in consulting expenses for the three months ended September 30, 2000 are approximately $0.1 million of non-cash charges reflecting the estimated fair value of five-year warrants granted to purchase 100,000 shares of common stock at exercise prices ranging between $1.43 to $2.50 per share. Consulting expenses in 1999 included $2.6 million of non-cash charges reflecting the estimated fair value of warrants granted to purchase 860,000 shares of Common Stock at exercise prices ranging from $5.00 to $7.00 per share with terms ranging from three to five years. The fair value of such warrants was estimated using the Black-Scholes Option Pricing Formula.

     Other Operating Expenses: Other operating expenses increased by $0.7 million to $1.2 million for the three months ended September 30, 2000 from $0.5 million for the three months ended September 30, 1999. This increase was primarily as a result of approximately $0.4 million of other operating costs at MOS that were incurred during the three months ended September 30, 2000.

     Amortization of Goodwill: During the three months ended September 30, 2000, the Company recorded $0.1 million of goodwill amortization related to the $5.8 million of goodwill recorded in connection with the January 28, 2000 DSI Acquisition. Goodwill is being amortized on a straight-line basis over a ten-year period.

     Interest Expense: The Company recorded interest expense for the three months ended September 30, 2000 totaling $0.8 million primarily consisting of $0.3 million of non-cash interest related to the fair value of warrants issued in connection with the extension of a term loan agreement and the repricing of warrants issued pursuant to the Coast Business Credit Financing Facility and approximately $0.5 million related to amortization of deferred financing fees and interest on the Coast Business Credit Financing Facility. See "Financial Condition and Liquidity" below.

     Other Income: Other income increased $0.2 million to $0.3 million for the three months ended September 30, 2000 from $0.1 million for the three months ended September 30, 1999. Included in the other income for the first nine months of 2000 are approximately $0.2 million of fees earned from the sale of third-party long distance telephone service and interest income and other fee income of approximately $0.1 million. Other income for the first nine months in 1999 represented interest income earned on the Company's overnight investments.

     Income Taxes: For the three months ended September 30, 2000, the Company recorded a $0.1 million provision for income taxes reflecting a state tax liability resulting from the operations of MOS. No provision was recorded for federal income taxes as the Company has incurred net operating losses since inception. In accordance with Statement of Accounting Standards No. 109 "Accounting for Income Taxes" the Company provided a valuation allowance for the entire amount of the deferred tax assets because of the uncertainty regarding their realization.

     Preferred Dividends: For the three months ended September 30, 2000, the Company recorded $4.9 million of dividends including $4.6 million of non-cash deemed dividends and contractual dividends of approximately $0.3 million recorded in connection with the Series C Preferred Stock issued to complete the DSI Acquisition on January 28, 2000 and the issuance of the New Series A and C Preferred Shares. Deemed dividends represent the accretion of the difference between the carrying value and the mandatory redemption amounts of preferred stock that resulted from allocating a portion of the proceeds to Common Stock and Common Stock purchase warrants, and dividends received in connection with the adjustment of the default conversion price of the Series C Preferred. See "Financial Condition and Liquidity" below.

     Net Loss and Net Loss per Share: The net loss to common stockholders for the three months ended September 30, 2000 was $5.1 million, or $0.18 per share, compared to a loss of $4.1 million, or $0.31 per share, for the three months ended September 30, 1999. The increase in the net loss to common shareholders for the three months ended September 30, 2000 reflects preferred stock dividends recorded during the period and increased interest charges related to the financing of the DSI acquisition, partially offset by lower consulting expenses and the contribution of earnings from MOS.

  Results of Operations -- for the nine months ended September 30, 2000 and September 30, 1999

     Revenues: During the nine months ended September 30, 2000, the Company recorded revenues totaling $46.8 million. These revenues were derived primarily from the sales of magazine contracts at MOS from January 28, 2000, the date of the DSI acquisition, totaling approximately $44.5 million and commission revenues from sales of memberships in a third party discount-buying club of $2.3 million. There were no revenues in the comparable period in 1999.

     Commission Expense: The Company recognized approximately $22.7 million in commission costs reflecting payments made to brokers on MOS magazine sales from January 28, 2000 through September 30, 2000.

     Magazine Costs: The Company incurred approximately $4.9 million of magazine costs resulting from the MOS magazine sales from January 28, 2000 through September 30, 2000.

     Other Direct Costs: For the nine months ended September 30, 2000, the Company recorded $7.4 million of other direct costs related to the magazine sales at MOS. Other direct costs primarily consisted of wages of approximately $3.3 million, bank charges related to the processing of payments received by credit cards of approximately $1.0 million and other costs of approximately $3.1 million.

     Salaries and Benefits: Salary and benefits increased $2.4 million to $2.8 million for the nine months ended September 30, 2000 from $0.4 million for the same period in 1999. This increase reflects increased salary expense of approximately $1.6 million related to MOS and approximately $0.8 million of higher costs related to increased staff at Symposium Corporation (parent company).

     Consulting Expenses: Consulting expenses decreased $1.0 million to $2.9 million for the nine months ended September 30, 2000 from $3.9 million for the nine months ended September 30, 1999. Included in consulting expenses for the first nine months of 2000, are approximately $0.6 million of non-cash charges reflecting the estimated fair value of warrants granted to purchase 1,022,000 shares of common stock at exercise prices ranging between $1.00 to $4.00 per share with terms ranging between two and five years. Additionally, $1.4 million of the consulting expenses incurred reflect the fair value of 585,000 shares of the Company's common stock issued for professional services rendered during the nine-month period ending September 30, 2000. Consulting expenses in 1999 included $2.6 million of non-cash charges reflecting the estimated fair value of warrants granted to purchase 860,000 shares of Common Stock at exercise prices ranging from $5.00 to $7.00 per share with terms ranging from three to five years. The fair value of such warrants was estimated using the Black-Scholes Option Pricing Formula.

     Other Operating Expenses: Other operating expenses increased by $1.7 million to $2.7 million for the nine months ended September 30, 2000 from $1.0 for the nine months ended September 30, 1999. This increase was primarily as a result of $410,000 of non-cash charges reflecting the estimated fair value of 600,000 options granted to directors at an exercise price of $2.00 per share and approximately $1.1 million of other operating costs at MOS that were incurred during the first nine months of 2000, offset by costs related to its former UK based office during the nine months ended September 30, 1999. The fair value of the director's options was estimated using the Black-Scholes Option Pricing Formula.

     Amortization of Goodwill: During the nine months of 2000, the Company recorded $0.4 million of goodwill amortization related to the $5.8 million of goodwill recorded in connection with the January 28, 2000 DSI Acquisition. Goodwill is being amortized on a straight-line basis over a ten-year period.

     Interest Expense: The Company recorded interest expense totaling $3.7 million primarily consisting of $2.2 million of non-cash interest related to the fair value of shares and warrants issued in connection with the initial issuance and subsequent conversions of the DSI acquisition bridge financings and approximately $1.5 million related amortization of deferred financing fees and interest on the Coast Business Credit Financing Facility.

     Other Income: Other income increased $0.3 million to $0.4 million for the nine months ended September 30, 2000 from $0.1 million for the nine months ended September 30, 1999. Included in the other income for the first nine months of 2000 are approximately $0.2 million of fees earned from the sale of third-party long distance telephone service and interest income and other fee income of approximately $0.2 million. Other income for the first nine months in 1999 represented interest income earned on the Company's overnight investments.

     Income Taxes: For the nine months ended September 30, 2000, the Company recorded a $0.4 million provision for income taxes reflecting a state tax liability resulting from the MOS operations. No provision was recorded for federal income taxes as the Company incurred net operating losses since inception. In accordance with Statement of Accounting Standards No. 109 "Accounting for Income Taxes" the Company provided a valuation allowance for the entire amount of the deferred tax assets because of the uncertainty regarding their realization.

     Preferred Dividends: For the nine months ended September 30, 2000, the Company recorded $36.7 million of dividends including $36.1 million of non-cash deemed dividends and contractual dividends of approximately $0.6 million recorded in connection with the Series A, B and C preferred stock issued to complete the DSI Acquisition on January 28, 2000 and the issuance of the New Series A and C Shares. Deemed dividends represent the accretion of the difference between the carrying value and the mandatory redemption amounts of preferred stock that resulted from allocating a portion of the proceeds to Common Stock, Common Stock purchase warrants, and the beneficial conversion features of the shares and dividends received in connection with the conversion of the Series A preferred stock into common stock on March 27, 2000 and dividends received upon the extension of the redemption date and adjustment of the default conversion price of the Series C Preferred.

     Net Loss and Net Loss per Share: The net loss to common stockholders for the nine months ended September 30, 2000 was $37.4 million, or $1.64 per share, compared to a loss of $5.2 million, or $0.51 per share for the nine months ended September 30, 1999. The increase in the net loss to common shareholders for the first nine months of 2000 reflects (1) the impact of the $36.7 million of preferred stock dividends recorded during the period, (2) increased interest charges related to the acquisition financings, offset by (3) increased consulting costs primarily related to issuances of warrants and shares of the Company's stock, and (4) MOS's earnings from January 28, 2000 through September 30, 2000.

FINANCIAL CONDITION AND LIQUIDITY

     At September 30, 2000, the Company had cash on hand of $2.8 million. For the nine months ended September 30, 2000 the Company generated $1.8 million from operations and $24.6 million from financing activities and used $23.9 million in investing activities. Through the operations of MOS, the Company generates cash flow from the sale and collection of trade receivables, commissions earned from publishers in connection with originating paid subscriptions for certain publications, and commissions earned on the sale of third party discount buying club memberships. MOS uses these funds as well as funds available under its revolving credit facility to fund its working capital needs. Under the Coast Facility, MOS is not permitted to make any distributions to Symposium in excess of $1.8 million per annum, plus any amounts necessary for tax obligations attributable to its operations. While the Company believes that the cash flow from operations at MOS and the amount available under the terms of the revolving credit facility are currently sufficient to meet the Company's day-to-day operating requirements, such cash flow would not be sufficient to retire the outstanding preferred stock and meet certain other commitments including short term notes and other obligations nor would such cash flow be sufficient enough to complete any additional acquisitions in furtherance of the Company's overall strategy. Consequently, the Company is currently in negotiations to raise additional financing to meet its short-term obligations, to provide for additional working capital and to finance the cash portion of the NSI acquisition.

     There can be no assurance that the Company will be successful in raising these additional funds to retire its outstanding commitments. If the Company is unable to redeem the mandatorily redeemable convertible securities that are outstanding as of December 26, 2000 (see below) then the Company, would be required to issue a number of warrants to purchase a significant amount of additional shares of its Common Stock resulting in significant dilution to the current shareholders.

  AmeriNet Commitment

     In February, 2000, the Company decided not to exercise its option (the "Option") to acquire 50.1% of the outstanding stock of AmeriNet, Inc. ("AmeriNet"), but as a prerequisite to consummating the DSI acquisition agreed to provide a $1.5 million credit facility to AmeriNet in addition to a $500,000 loan made during 1999. Mr. Prochnow (the Seller of DSI) owns 50% of the common stock of AmeriNet. Due to the uncertainty of AmeriNet's ability to repay any of such loans, the Company is treating its commitment to provide additional funding to AmeriNet as an increase in the purchase price of DSI. Under the original terms of the credit facility, the Company was obligated (1) to lend AmeriNet $100,000 per month for the ten months beginning in March, 2000 through December 2000 inclusive, and (2) on or before July 28, 2000 ("RLP"), to purchase for $500,000 a $500,000 principal amount note issued by AmeriNet to RLP Holdings L.P., an affiliate of Mr. Prochnow (the RLP Note"). The Company has loaned AmeriNet an aggregate of $300,000 under the credit facility and the Company and AmeriNet have agreed that subsequent loan installments will be made as and when requested by AmeriNet but, in any event, in amounts not to exceed $50,000 per month. In addition, RLP has agreed to extend the date by which the Company is required to purchase the RLP Note from July 28, until December 31, 2000. The Company and RLP are also discussing an arrangement pursuant to which the Company would satisfy its obligation to purchase the RLP Note by issuing 1,000,000 shares of Common Stock to RLP, but no agreement has been reached on this matter.

  Coast Business Credit -- Financing Facility

     In connection with the DSI acquisition, MOS and the Company entered into an agreement with Coast Business Credit ("Coast") to provide a credit facility (the "Coast Facility") used to fund the DSI Acquisition and working capital needs of MOS. The Coast Facility is for a term of three years, and provides a maximum credit line of $20 million subject to certain availability limitations. As a result of these availability limitations, the amount available for borrowing under the Coast Facility at the time of the DSI acquisition was $16.0 million, which MOS drew down in its entirety to finance the DSI acquisition. Interest on outstanding advances under the Coast Facility accrues at an annual rate equal to the higher of (i) the prime rate plus 200 basis points, calculated on the basis of the actual number of days elapsed in a 360 day year, and (ii) 9.0%. The Coast Facility requires Symposium and MOS to comply with specified financial covenants. In connection with the execution and delivery of the Coast Facility, the Company initially granted Coast 300,000 five-year warrants to purchase the Company's Common Stock at an exercise price of $3.53 per share (110% of the closing price of the Common Stock on the closing date). As a result of anti-dilution adjustments, the exercise price of the Coast warrants has been reduced to $2.42 per share and the number of shares issuable on exercise has been increased to 439,213 as of September 30, 2000. Accordingly, the Company recorded a non-cash interest charge of approximately $250,000 in the third quarter representing the fair value of the increase in the number of warrants and the decrease in the exercise price. Coast extended the facility to the Company subject to the condition that the Company raise additional equity capital of not less than $3 million by February 28, 2000 which was subsequently extended to March 31, 2000. On March 30, 2000 the Company and Coast amended the Coast Facility as follows: (i) the covenant requiring the Company to raise additional cash equity of $3.0 million was eliminated; (ii) the parties reduced the consolidated net worth (defined as stockholder equity and subordinated debt) covenant to $9.0 million from $12.0 million at March 31, 2000; and (iii) a new covenant was added requiring that the Company maintain excess borrowing availability of $750,000.

     As of September 30, 2000 MOS had an outstanding balance on the Coast facility of approximately $12.5 million compared to total availability of $18.2 million resulting in $5.7 million of funds available to MOS at September 30, 2000.

  Series A Convertible Preferred Stock ("New Series A Shares")

     On June 9, 2000, the Company issued 30,375 shares of New Series A Shares and a five-year warrant to purchase 225,000 shares of Common Stock at an initial exercise price of $1.4850 (subject to certain anti-dilution and similar adjustments). The aggregate purchase price for the New Series A Shares and the warrant was $2,250,000. The face amount and liquidation value of the New Series A Shares is $3,037,500. The Company also granted the purchaser of the New Series A Shares an option, exercisable in the purchaser's sole discretion during the sixty day period following June 9, 2000, to purchase up to an additional $2,025,000 face amount of New Series A Shares and a warrant to purchase and additional 150,000 shares of Common Stock for the same purchase price. The purchaser exercised its option, and the Company issued and sold to the purchaser an additional 20,250 New Series A Shares and the additional warrant on August 1, 2000 for an aggregate purchase price of $1,500,000. The face amount and liquidation value of the New Series A Shares is $5,062,500.

     Dividends accrue on the New Series A Shares at a rate of 10% of the face amount, payable semi-annually in cash and/or Common Stock at the Company's option under certain circumstances. The New Series A Shares are redeemable, at the option of the Company under certain circumstances, at a redemption price of 100% of face value plus any accrued and unpaid dividends.

     The New Series A Shares are convertible at a conversion price equal to the lesser of: (i) $1.9250 (110% of the closing bid price of the Common Stock on the date of the issuance, subject to adjustments; or (ii) percentages ranging from 103% to 91% (depending on the number of days elapsed from the date of issuance) of the average of the three lowest, non-consecutive closing bid prices for the Common Stock in the ten trading days preceding the date of the holder's conversion notice to the Company (the "Conversion Notice"). The conversion price and the exercise price of the warrants is subject to downward adjustment to equal the lowest price at which shares of the Common Stock or securities convertible into, or exchangeable or exercisable for, shares of Common Stock are issued while the New Series A Shares and warrants remain outstanding (if such price is lower than the then effective conversion price), subject to certain exceptions. These exceptions include: (i) the issuance of shares of Common Stock upon conversion or exercise of presently outstanding options, warrants or convertible securities in accordance with the terms of such options, warrants or convertible securities as in effect upon the initial issuance date of the New Series A Shares (but subject to certain anti-dilution adjustments); and (ii) certain issuances of securities to, or adjustments in the exercise or conversion price of outstanding options, warrants or convertible securities held by, the holders of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, to the extent the number of additional shares of Common Stock resulting from such issuances and adjustments do not exceed 5,000,000 shares.

     However, during the 180 day period commencing on the date of issuance, the New Series A Shares would not be convertible if the closing bid price of the Common Stock on the date of the Conversion Notice were below a floor (the "Conversion Floor") of $1.50 per share; and during the next ninety day period, the New Series A Shares would not be convertible if the closing bid price of the Common Stock on the date of the Conversion Notice were below a Conversion Floor of $1.10 per share. On and after the 270th day following the date of issuance, there will be no Conversion Floor. The conversion provisions of the New Series A Shares create a substantial risk of dilution to the holders of the Company's Common Stock.

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

     On March 21, 2000, the Series A Holders agreed to extend the mandatory redemption date of the Series A Shares from March 28, to April 12, 2000 in consideration of the issuance to such Series A Holders of an aggregate of 275,000 shares of Common Stock. If the Series A Shares were not redeemed by the mandatory redemption date, the Company would have been required to issue to the Series A Holders, monthly in advance, five-year warrants to purchase 215,000 shares of Common Stock at an exercise price of $.10 per share, for each 30-day period the Series A Shares remained outstanding from and after the Series A redemption date and the conversion price at which the Series A Shares were convertible into shares of Common Stock would have decreased from $2.00 to $0.10.

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

     By letter agreement dated June 16, 2000 (the "Letter Agreement") the Company offered (i) to permit the holders of Series B Preferred to convert their share of Series B Preferred into Common Stock at an effective conversion price of $0.50 or (ii) to redeem the Series B Preferred at the then effective redemption price ($100 per share plus accrued dividends). In addition, whether a holder elected to convert shares of Series B Preferred or to be redeemed, the Company agreed to issue to the holders, ratably in accordance with their respective percentage interests in the outstanding Series B Preferred, an aggregate of 122,800 3-year warrants to purchase Common Stock at an exercise price of $0.75 per share and 200,000 3-year warrants to purchase Common Stock at an exercise price of $1.50 per share (collectively, the "Additional Warrants"). The Company also agreed to reduce the exercise price of the Original Warrants from $1.50 to $0.75. In addition, the Company agreed to issue to D2 Co. LLP (which received a commission consisting of 3-year warrants to purchase 58,163 shares of Common Stock ("the Commission Warrants") in connection with the Series B financing) 17,820 3-year warrants to purchase Common Stock at an exercise price of $0.75 per share and to reduce the exercise price of the Commission Warrants from $1.50 per share to $0.75 per share. In consideration of the Company's agreement to reduce the effective conversion price of the shares of Series B Preferred Stock, to reduce the exercise price of the Original Warrants and to issue the Additional Warrants, the holders of Series B Preferred waived and released any claims that they may have had against the Company relating to the amounts or terms of the securities issued to them in connection with their original investment in the Series B Preferred and the Original Warrants or any commissions or fees relating thereto.

     The holders of 30,000 shares of Series B Preferred elected to convert their shares of Series B Preferred (and accrued dividends thereon) into an aggregate 610,333 shares of Common Stock. The Company redeemed the remaining Series B Preferred shares on June 29, 2000 for an aggregate redemption price of $1,235,000 (plus $21,269 in accrued dividends).

  Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C Preferred")

     On January 28, 2000, the Company issued 52,892 shares of Series C Preferred resulting in proceeds to the Company totaling approximately $5.0 million. The Series C Preferred is initially convertible into shares of Common Stock at $2.00 per share and is entitled to a 10% cumulative dividend, payable December 26, 2000 in cash or shares of Common Stock (at the option of the Company). In connection with the issuance and sale of the Series C Preferred (the "Series C Shares"), the Company also issued to the holders of the Series C Shares 1,763,067 shares of Common Stock. Additionally, the Company reduced the exercise price on 2,000,000 warrants previously issued to a holder of Series C Preferred from $3.50 per share to $1.00 per share.

     The Series C Preferred was originally mandatorily redeemable on the earlier of July 26, 2000 or upon the consummation of a financing transaction resulting in gross proceeds of at least $10 million. On April 24, 2000, the holders of the Series C Shares extended the mandatory redemption date of the Series C Preferred from July 26, 2000 to December 26, 2000 (the "Mandatory Redemption Date") in exchange for 2,247,067 shares of Common Stock and a reduction in the effective conversion rate from $2.00 per share to $1.00 per share. The value of the shares of Common Stock issued and change in the effective conversion rate has been reflected during the second quarter as an additional deemed dividend in the amount of $8,560,417. If the Company fails to redeem the Series C Shares by the Mandatory Redemption Date, the Company must issue 370,244 five-year Common Stock purchase warrants (7 warrants per share of Series C Share) with an exercise price of $0.25 per share each month until the shares are fully redeemed.

     On June 14, 2000, the Company issued an additional 7,500 shares of Series C Preferred and 250,000 shares of Common Stock, resulting in proceeds of $750,000. The Company also agreed to reduce the effective exercise price of 2,000,000 Common Stock purchase warrants held by the purchaser of the New Series C Shares from $1.00 to $0.50 per share. The Company also paid a fee to Capital Research Ltd. In connection with the issuance of such Series C Shares of 562.5 shares of Series C Preferred (together the New Series C Shares"), five-year warrants to purchase 100,000 shares of Common Stock at a price of $1.88 per share and 18,750 shares of Common Stock.

     If the Company fails to redeem the New Series C Shares by the Mandatory Redemption Date, the Company must issue to the holders of the New Series C Shares 188,125 five-year warrants with an initial exercise price of $0.25 per share each month until the New Series C Shares are fully redeemed.

     On July 18, 2000, the holders of the New Series C Shares and the Series C Shares agreed to waive the requirement that the failure of the Company to redeem the Series C Preferred on or before the Mandatory Redemption Date will trigger a reduction in the conversion price of the Series C Preferred from $1.00 to $0.25 per share. In consideration for this waiver by the holders of the New Series C Shares and the Series C Shares, the Company agreed to issue to such holders an aggregate of 1,523,750 shares of Common Stock, pro rata in accordance with their percentage holdings of the New Series C Shares and Series C Shares, and to issue to Capital Research Ltd., as a fee in connection with such waiver, an additional 1,500 shares of Series C Preferred and 50,000 shares of Common Stock. The waiver does not affect the Company's obligation to issue warrants, on a monthly basis, if the Company fails to redeem the New Series C Shares and Series C Shares on or before the Mandatory Redemption Date. The value of the shares issued has been recognized during the third quarter as an additional deemed dividend in the amount of $3,171,700.

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

     Fontenelle Note. On January 25, 2000, the Company borrowed $500,000 from [Fontenelle LLC], which borrowing was evidenced by a $500,000 principal amount Convertible Subordinated Note due March 25, 2000 (the "Fontenelle Note").

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

     D2 Loan. On January 25, 2000, the Company borrowed $300,000 from D2 Co. LLC, which was due on July 26, 2000 (the "D2 Loan"). The proceeds of the D2 Loan were used primarily in connection with the financing of the DSI acquisition. Interest accrued on the D2 Loan at an annual rate of 10% and was due and payable along with the outstanding principal at maturity. The outstanding principal amount of the D2 Loan was convertible into 150,000 shares of the Company's Common Stock at a conversion price of $2.00 per share. If the Company did not pay the D2 Loan by July 26, 2000, the conversion price would have been reduced to

$0.50 per share (representing 600,000 shares of the Company's Common Stock). The Company paid the D2 Loan in full on June 12, 2000.

     Richard Prochnow Put Right. In an agreement dated as of June 9, 1999, the Company sold to Richard Prochnow 2,500,000 shares of Common Stock. In connection with the acquisition of DSI, the Company and Mr. Prochnow entered into a certain registration rights agreement, dated January 28, 2000 whereby, at any time between January 15, 2001 and March 15, 2001, Mr. Prochnow may, by delivery of written notice to the Company, require the Company to purchase from Mr. Prochnow up to 600,000 shares of Common Stock for $3.00 per share, resulting in an aggregate payment obligation of the Company to Mr. Prochnow of $1.8 million.

     The Management Group Loan. On April 6, 2000, the Company borrowed $250,000 from The Management Group. The loan accrued interest at 10% per annum, compounded daily, and matured on July 31, 2000. In connection with the loan, the Company issued 100,000 five-year Common Stock purchase warrants with an exercise price of $1.50 per share. On July 31, 2000, the Company paid $100,000 of the outstanding principal of the loan and agreed with the holder to extend the maturity of the remaining principal balance to December 31, 2000 in consideration of the issuance to such holder of 80,000 five-year Common Stock purchase warrants with an exercise price of $2.00 per share.

     Hermitage Capital Note. On June 20, 2000, the Company entered into a note agreement with Hermitage Capital Corp. ("Hermitage") pursuant to which the Company issued to Hermitage a note in the principal amount of $178,800 (the "Hermitage Note"), representing a portion of the fee earned by Hermitage in connection with the Series C Preferred financing. The Hermitage Note accrues interest at 9% per annum. The Company repaid $100,000 of the note with interest of approximately $3,000 on September 1, 2000. The balance of the note is due on or before December 1, 2000. The Company also issued 10,000 shares of its Common Stock to Hermitage in June 2000.

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

NEED FOR ADDITIONAL FINANCING

     The Company will require additional debt or equity financing in order to meet its obligations to redeem the outstanding shares of New Series C Shares and Series C Preferred, which are redeemable on December 26, 2000, and to pay the outstanding principal balance of and accrued interest on, The Management Group Note which matures on December 31, 2000, to satisfy its obligations to AmeriNet and RLP and to satisfy its obligations to purchase shares of Common Stock from Richard Prochnow if Mr. Prochnow exercises his put right in the first quarter of 2001. The Company will also require additional financing to pursue its strategy of expanding its business operations through the development or acquisition of niche direct marketing businesses. The failure to timely obtain such financing could prevent the Company from continuing its business strategy or responding to changing business or economic conditions, could cause the Company to experience difficulty in withstanding any adverse operating results or competing effectively and could, therefore, materially adversely affect the Company.

     The Company's failure to timely redeem the New Series C Shares and Series C Preferred will trigger certain requirements under their respective Certificates of Designation and the Company's agreements with the holders thereof, that the Company issue warrants to purchase Common Stock to the holders of the New Series C Shares and Series C Shares. Such issuances could result in significant dilution to the existing holders of Common Stock. See "Dilution" below.

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

OWNERSHIP OF COMPANY IS CONCENTRATED

     The five largest stockholders of the Company beneficially owned in excess of 50% of the Company's issued and outstanding Common Stock as of September 30, 2000. As a result, these stockholders possess significant influence over the Company on business matters, including the election of directors or the approval of any other action requiring the approval of stockholders. This concentration of share ownership may: (i) delay or prevent a change of control of the Company; (ii) impede a merger, consolidation, takeover or other business combination involving the Company; or (iii) discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

DILUTION, SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE THE COMPANY'S STOCK PRICE TO DECLINE

     As of November 1, 2000, there were 27,844,520 issued and outstanding shares of Common Stock and the Company was required to reserve approximately an additional 45.1 million shares of Common Stock for issuance upon exercise of outstanding options and warrants and conversion of outstanding convertible securities (the "Derivative Securities"). (The number of shares reserved for issuance upon conversion or exercise of Derivative Securities is based upon the actual numbers of shares into which outstanding Derivative Securities are exercisable, except in the case of the New Series A Preferred Shares. The Company is contractually obligated to reserve a number of shares of Common Stock for issuance upon exercise of the New Series A Preferred Shares and related warrants calculated on the assumption that such New Series A Preferred Shares and warrants were convertible and/or exercisable at an effective price of $0.25 per share. Accordingly, the Company is required to reserve 22,477,500 shares of Common Stock for issuance in connection with the New Series A Preferred Shares and related warrants, although, after giving effect to the issuance of additional New Series A Preferred Shares and related warrants upon exercise of the purchaser's option, less than 3,000,000 shares of Common Stock would be issuable if the New Series A Preferred Shares were converted and such warrants were exercised at the conversion and exercise prices currently in effect ($1.9250 and $1.4850, respectively). However, as described above under "Financial Condition and Liquidity -- Series A Convertible Preferred Stock", the respective conversion and exercise prices of the New Series A Preferred Shares and related warrants are subject to adjustment in a manner that could result in substantial dilution to other holders of the Company's equity securities).

     The market price of the Common Stock could decline as a result of future sales of substantial amounts of the Company's Common Stock, or the perception that such sales could occur. Furthermore, certain of the Company's existing stockholders have the right to require the Company to register their shares, or shares of Common Stock into which their Derivative Securities are convertible or exercisable, which may facilitate the sale of these shares in the public market. Existing registration rights are described below.

     In March 1999, the Company issued an aggregate of 100 Units, each Unit consisting of (i) 25,000 shares of its Common Stock and (ii) 25,000 warrants (the "Warrants"), each warrant representing the right to purchase one share of Common Stock at an exercise price of $3.50 per share expiring on December 31, 2001 (the "Units Offering"). In connection with this offering, the Company agreed to register, as promptly as practicable following June 16, 1999 (the date the Company's Common Stock was registered under Section 12 of the Securities Exchange Act of 1934, as amended) the Common Stock included in the Units and all Common Stock issuable upon exercise of the Warrant component of the Units (collectively, the "Unit Shares").

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

     In connection with the issuance of the Series A, B and C Mandatory Returnable Convertible Preferred Stock of the Company, the Company has agreed to register, upon demand, (i) the Common Stock issued to the holders of the Series A and C Preferred in connection with the original issuance and sale thereof, and the Common Stock used or issuable, upon conversion of the Series A, B and C Shares (collectively, the "Preferred Stock"); (ii) the Common Stock issued or issuable, upon exercise of warrants issued to the holders of Series B Shares;
(iii) the Common Stock issuable upon exercise of warrants issued to holders of the Series A Shares to induce such holders to convert such shares into Common Stock; (iv) the Common Stock issued to the holders of the Series A Shares to induce such holders to extend the Series A Mandatory Redemption Date from March 28 to April 12, 2000; (v) the Common Stock issued or issuable to the holders of the Series C Shares to induce such holders to extend the Series C Mandatory Redemption Date to December 26, 2000; (vi) the Common Stock issuable upon exercise of certain springing warrants that the Company would be required to issue to the holders of the Series C Preferred if the Series C Preferred is not redeemed on or before the Series C Mandatory Redemption Date; and (vii) any other securities issued or issuable as a result of, or in connection with, any stock dividend, stock split or reverse stock split, combination, recapitalization, merger or consolidation, exchange or distribution in respect of the Common Stock referred to above. The Company has also agreed to unlimited "piggy back rights" with respect to such shares.

     The shares of Common Stock issuable upon exercise of the warrants issued in June 2000 to the holders of the Series B Preferred and Series C Preferred Shares described above under "Financial Condition and Liquidity -- Series B Mandatorily Redeemable Convertible Preferred Stock and Series C Mandatorily Redeemable Convertible Preferred Stock" will have the same registration rights as described in the immediately preceding paragraph.

     Pursuant to an agreement dated January 25, 2000, the Company granted "piggyback" registration rights to Fontenelle LLC covering shares of Common Stock issuable upon exercise of warrants issued to Fontenelle in connection with a $500,000 principal amount bridge loan by Fontenelle to the Company.

     The Company has issued warrants to purchase an aggregate 250,000 shares of Common Stock to Steven L. Vanechanos, Michael Vanechanos, John Figliolini and Internet PR Group. The Company is obligated to file a registration statement covering the shares of Common Stock issuable upon exercise of such warrants. The holders of such warrants also have unlimited "piggyback" registration rights with respect to such shares.

     On January 28, 2000, in consideration of entering into the Coast Facility, the Company issued to Coast a warrant (the "Coast Warrant") to purchase 439,213 shares of Common Stock issuable upon exercise of such warrant. The Company has agreed to certain "piggyback" registration rights with respect to the shares of Common Stock issuable upon exercise of such warrants.

     In connection with consulting services rendered to the Company, the Company issued to Steven Antebi 850,000 warrants to purchase shares of Common Stock. The Company has granted to Mr. Antebi the right to include the shares issuable upon exercise of such warrants in any registered primary offering of the Common Stock by the Company.

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

     The Company entered into a financial consulting services agreement (the "Metropolitan Agreement"), dated as of March 1, 2000, with Metropolitan Capital Partners ("Metropolitan"). The Metropolitan Agreement provides for a maximum issuance of 325,000 shares of Common Stock (inclusive of Common Stock issuable upon exercise of certain warrants). The Company and Metropolitan have agreed to terminate the Metropolitan Agreement and that Metropolitan will retain 75,000 shares of the Common Stock already issued to Metropolitan under the Metropolitan Agreement. These shares are entitled to registration rights.

     On November 5, 1999, the Company sold 42,000 shares of Common Stock to Banque Diamantaire Anversoise (Suisse) S.A. The Company agreed to register such shares no later than February 5, 2000. The Company has not yet filed a registration statement covering such shares.

     The Company is obligated to file a registration statement covering shares of Common Stock issuable upon conversion of the New Series A Shares and upon exercise of the warrants issued to the holder of such shares. The Company and the holder of the New Series A Shares have agreed in principle that a registration statement will be filed on or about December 1, 2000. Such shares are also entitled to "piggyback" registration rights.

CREDIT FACILITY COVENANTS

     In connection with the financing of the DSI acquisition, MOS and the Company entered into the Coast Facility. The Company has guaranteed MOS' obligations under the Coast Facility. Under the terms of the agreement with Coast, the Company is required, among other things, to maintain a consolidated net worth of not less than $9.0 million (defined as stockholders' equity and subordinated debt) and excess borrowing availability of $750,000. If the Company cannot satisfy these covenants, or other covenants under the Coast Facility, it will be required to seek a waiver or amendment from Coast. Although Coast has agreed to waivers and amendments in the past, there can be no assurance that Coast will do so in the future. If MOS and the Company are in default of their obligations to Coast, Coast would be entitled to accelerate the maturity of outstanding indebtedness under the Coast Facility, $12.5 million outstanding as of September 30, 2000, and to enforce its security interest in the Company's assets.

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

DEPENDENCE ON KEY PERSONNEL

     The Company's and MOS' success depends to a significant extent upon a number of key employees and management. The loss of the services of key employees could adversely affect the business, operating results or financial condition.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT ISSUANCES OF UNREGISTERED SECURITIES TO PROFESSIONALS:

     On June 1 and September 1, 2000 Symposium issued five-year warrants to purchase 50,000 shares of Common Stock to Capital Research Ltd. for consulting services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Capital Research Ltd. represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On August 3, 2000 Symposium issued five-year warrants to purchase 125,000 shares of Common Stock to Executive Management Services in connection with the termination of an agreement for consulting services. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Executive Management Services represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On September 11, 2000 Symposium issued 120,275 shares of Common Stock to Kramer Levin Naftalis & Frankel LLP for legal services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Kramer Levin Naftalis & Frankel LLP represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

RECENT SALES OF UNREGISTERED SECURITIES IN CONNECTION WITH BORROWINGS:

     On July 31, 2000 Symposium issued five-year warrants to purchase 80,000 shares of Common Stock at an exercise price of $2.00 per share to The Management Group in connection with The Management Group financing. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) The Management Group represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

OTHER RECENT SALES OF REGISTERED SECURITIES:

     As described in Part I, Item 2 above under the heading "Financial Condition and Liquidity -- Series A Convertible Preferred Stock," on August 1, 2000, the Company issued 20,250 shares of Series A Preferred and five-year warrants to purchase an additional 150,000 shares of Common Stock at $1.485 per share. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because:
(1) the purchaser represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     As described in Part I, Item 2 above under the heading "Financial Condition and Liquidity -- Series C Mandatorily Redeemable Convertible Preferred Stock," on July 18, 2000, the Company issued 1,523,750 shares of Common Stock ratably, to the holders of Series C Preferred as well as an additional 1,500 shares of Series C Preferred and 50,000 shares of Common Stock to Capital Research Ltd. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) each such holder represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

LIMITATION ON RIGHTS OF COMMON STOCK

     As a result of the issuance of the New Series A Preferred Shares, the rights of the holders of the Company's Common Stock were made subordinate to the holders of the New Series A Preferred Shares with respect to distributions upon the liquidation of the Company. Each share of New Series A Preferred is entitled to a liquidation preference of $100 plus any accrued and unpaid dividends. In addition, the Company is not permitted to pay dividends on, or purchase, redeem or otherwise acquire, Common Stock if all accrued and unpaid dividends on the New Series A Preferred have not been paid or set apart for payment.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company's Annual Meeting of Stockholders was held on September 15, 2000.

     (b) At the annual meeting the shareholders elected the following directors:
         Ronald Altbach, Richard Kaufman, Richard Cohen, Bruce Dorskind, Ken Lambert.

     (c) There were three matters voted on at the Meeting. A brief description of each of these matters, and the results of the votes thereon, are as follows:

        1. Election of Directors

NOMINEE                                             WITH       WITHOUT
-------                                          ----------    -------
Ronald Altbach.................................  21,858,216     4,388
Richard Kaufman................................  21,858,216     6,388
Richard Cohen..................................  21,858,216     4,388
Bruce Dorskind.................................  21,858,216     4,388
Ken Lambert....................................  21,858,216     4,388

        2. Charter Amendment increasing capital stock from 85,000,000 to 110,000,000.

                      BROKER
   FOR      AGAINST   ABSTAIN   NONVOTES
----------  -------   -------   --------
21,509,564   2,200      -0-     350,790

        3. Stock Option plan amendment to increase the number of shares of Common Stock available for issuance under the Option Plan from 2,500,000 shares to 6,500,000 shares and to limit the number of shares with respect to which options may be granted in a year to any optionee to 2,000,000 shares.

   FOR      AGAINST   ABSTAIN   NONVOTES
----------  -------   -------   ---------
18,779,135   9,200      -0-     3,074,218

     (d) Not applicable.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 3.1 Certificate of Amendment to Amended and Restated Certificate of Incorporation of Symposium Corporation, filed with the Secretary of State of Delaware on October 11, 2000.
 4.1  Corrected Certificate of Designation of Series A Convertible
      Preferred Stock of Symposium Corporation filed with the Secretary of State of Delaware on August 1, 2000.
 4.2  Form of Revised Common Stock Purchase Warrant to Purchase
      225,000 shares of Symposium Corporation Common Stock issued to The Shaar Fund, Ltd., dated June 9, 2000.
 4.3 Form of Common Stock Purchase Warrant to Purchase 150,000 shares of Symposium Corporation Common Stock issued to The
      Shaar Fund, Ltd., dated August 1, 2000.
10.1  Employment Agreement between the Company and Richard
      Kaufman, dated as of May 1, 2000.
27.1  Financial Data Schedule.

     (b) Reports on Form 8-K

     On July 21, 2000, the Company filed an Item 5 current report on Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.

                                          Symposium Corporation

                                          By:      /s/ Ronald Altbach
                                            ------------------------------------
                                                       Ronald Altbach
                                            Chairman and Chief Executive Officer

Date: November 14, 2000

                                          By:      /s/ Tim S. Ledwick
                                            ------------------------------------
                                                       Tim S. Ledwick
                                                  Chief Financial Officer

Date: November 14, 2000