Form 10KSB
period 2000-12-31
CROSS MEDIA MARKETING CORP
filed 2001-03-26
CIK 1069201

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


                           COMMISSION FILE NO. 0-25435

                        CROSS MEDIA MARKETING CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                              13-4042921
    (State of incorporation)         (I.R.S. Employer Identification Number)

                           410 PARK AVENUE, SUITE 830
                            NEW YORK, NEW YORK 10022
          (Address of principal executive offices, including zip code)
                                 (212) 752-2601
              (Registrant's telephone number, including area code)

              Securities registered under Section 12(b) of the Act:

                                                   Name of Each Exchange
     Title of Each Class                           on which Registered
  --------------------------                       ---------------------
 Common Stock, $.001 par value                     American Stock Exchange


              Securities registered under Section 12(g) of the Act:

                                      None


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer's revenues for the year ended December 31, 2001 were $61.9 million.

        As of March 20, 2001 the issuer had outstanding 35,717,169 shares of Common Stock. The aggregate market value of the Common Stock held by nonaffiliates as of March 20, 2001 was approximately $11.5 million, based on a closing price for the Common Stock of $1.05 on the American Stock Exchange on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                              Part of Form
                                                              10-KSB
                                                              into which
              Document                                        incorporated

Portions of the Registrant's Definitive Proxy Statement
  for its 2001 Annual Meeting of Stockholders ...................  III

        With the exception of the portions of the Definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders expressly incorporated into this Report by reference, such document shall not be deemed filed as a part of this Annual Report on Form 10-KSB.

                        CROSS MEDIA MARKETING CORPORATION
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000


        The statements contained in this Annual Report on Form 10-KSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: obtaining sufficient financing, among other things, to make strategically appropriate acquisitions; the adequacy of accounts receivable reserves; the risks associated with an economic slowdown; managing future growth; the changing of market conditions and the other risks detailed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Trends and Uncertainties" in this Annual Report on Form 10-KSB and elsewhere herein. The Company does not undertake to update any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        Cross Media Marketing Corporation (together with its subsidiaries, "Cross Media Marketing" or the "Company") is a cross media direct marketing company that integrates sophisticated marketing skills with new technologies for the sale of multi-magazine subscription packages, discount buying club memberships and telecommunication services. Through inbound and outbound teleservices programs at Media Outsourcing, Inc. ("MOS"), its principal operating business, the Company contacts and retains critical data on more than eleven million consumers annually.

        The Company's principal office is located at 410 Park Avenue, New York, New York and its telephone number at that address is (212) 752-2601.

BUSINESS STRATEGY

        The Company's strategy is to integrate well established direct marketing skills with a variety of new technologies, including e-mail marketing, web-based systems and interactive voice response, ultimately resulting in a multi-faceted marketing platform for the sale of products and services. The Company expects that this strategy will enable it to contact consumers on a cost effective basis through multiple communications channels, such as e-mail, telemarketing, traditional advertising and interactive voice response. The Company plans to use these consumer contacts to develop a dynamic consumer database and to integrate all of these activities into a single new system. When completed, the new system should enable the Company to target marketing campaigns to select sub-groups of its total customer base and to measure the success of campaigns while factoring in the different communications channels used in those campaigns.

HISTORY

        The Company was incorporated in Delaware in May 1997 as "Brack Industries, Inc." and changed its name to "Symposium Telecom Corporation" in June 1998 and to "Symposium Corporation" in May 1999. The Company changed its name to Cross Media Marketing Corporation in December 2000. The Company commenced business operations in the quarter ended December 31, 1998. From December 1998 through June 30, 1999, the Company had minimal operations and, through its wholly-owned subsidiary Publishers Advantage Corporation ("PAC"), was engaged principally in telemarketing magazine and periodical subscription renewals to persons whose subscriptions had recently expired. The Company discontinued the operations of PAC as of June 30, 1999.

        On January 28, 2000, Cross Media Marketing, through MOS, acquired substantially all the assets and assumed certain liabilities of Direct Sales International, LP ("DSI"), a magazine subscription agency based in Atlanta, Georgia which sells new subscriptions to magazines of major US publishers. The Company paid approximately $27.6 million to acquire DSI, including: (i) $25.0 million in cash, (ii) an agreement to loan $1.5 million to a company in which DSI's former owner holds a majority interest, and (iii) approximately $1.1 million in closing costs and fees incurred in connection with the acquisition. The Company also granted to the seller of DSI the right, which has an intrinsic value of $1.2 million, to sell up to 600,000 shares of Common Stock back to the Company at a fixed price. The Company financed the cash portion of the purchase price by borrowing $16.0 million under a credit facility provided by Coast Business Credit (resulting in proceeds of $15.8 million, net of fees) and by using proceeds totaling approximately $9.2 million from the issuance of Common Stock, warrants to purchase Common Stock, convertible preferred stock and convertible debt. (See "MD&A--Financial Condition and Liquidity" for a further description of such financing).

        On November 30, 2000, the Company acquired WeFusion.com, Inc. ("WeFusion"), an application service provider which has developed a database architecture that will enable the Company to develop sophisticated customer profiles. The Company paid approximately $2.5 million to acquire WeFusion, including $0.6 million in cash and approximately $1.9 million in Common Stock and warrants to purchase Common Stock. The WeFusion acquisition provided the Company with additional technology and management expertise and also added two million names to the Company's databases. The Company anticipates that WeFusion's technology will enhance its ability to cross market products and services through multiple channels to existing and newly acquired customers.

BUSINESS

        The Company acts as a clearinghouse which has the "Direct Authority" on behalf of magazine publishers to accept magazine subscription orders and to place those orders with fulfillment houses designated by the publishers. The Company retains approximately 21 independent telesales agencies, also known as call centers, to generate magazine subscriptions on its behalf. Two of these call centers accounted for approximately 35% of the Company's magazine subscription revenues in 2000. In December 2000, the Company established Company owned and operated call centers in Orlando, Florida and Peoria, Illinois. Each month, generally using lists of names and telephone numbers provided by the Company, the independent and Company owned call centers contact between 900,000 and 1,000,000 potential customers.

        In the last quarter of 2000, the Company commenced an e-mail campaign in conjunction with a third party to generate inbound telephone calls to many of the call centers. As a result of the success of the e-mail campaign, the Company expects that in future years it will rely on the internet to provide a substantial number of customer contacts for its call centers. Utilizing the hardware and software platform obtained through the acquisition of WeFusion, the Company is developing a sophisticated system to track and control lead files, customer contact statistics, customer profiles and internet based marketing campaigns.

        The call centers offer the customer a bundle of four to five magazines having an average selling price of approximately $600 per bundle, for an average subscription period of between one and four years. Generally, the Company does not sell single magazine subscriptions, although it plans to test several offers for smaller magazine bundles in 2001. The Company decides whether to accept orders submitted by the call centers by calling each customer to verify the details of the magazine subscription order and the customer's credit card information. When this process is complete, the Company forwards accepted orders to the magazine publisher's fulfillment center for processing and pays the publisher an agreed upon amount for the order. The Company charges the subscriber for the order by automatically debiting the subscriber's credit card on a monthly basis, generally over a 12 month period.

        At the time the Company verifies a customer's order it attempts to generate additional revenue (and thereby to enhance the profitability of the sale) by offering the customer the opportunity to participate in special promotions sponsored by magazine publishers to spur the sale of subscriptions as well as upsells of discount buying club memberships and telecommunications services. The Company receives a special promotion commission from the publishers based upon additional subscriptions sold to its customer base. In the year ended December 31, 2000, the Company sold approximately 4.7 million special promotion subscriptions, resulting in revenue of $2.1 million. The club membership upsell involves the offer of a free trial membership in a discount buying club sold by the Company on behalf of Memberworks, an unaffiliated third party. In the year ended December 31, 2000, the upsell of memberships in Memberworks generated revenue to the Company of approximately $3.3 million. The telecommunications upsells involve the offer of long distance telephone service or pre-paid long distance phone cards provided by Talk.com and Direct One, respectively. In the year ended December 31, 2000, telecommunications upsells generated revenue of approximately $0.3 million. In the year ended December 31, 2000, special publisher commissions and upsells represented 13.4% of total revenues.

COMPETITION

        While there are no limitations on who may sell magazines to the public, the companies and individuals that sell magazines must forward the subscriptions to the publisher through a clearinghouse which has been granted authority to do so by the publisher and must pay a fee to the clearinghouse to clear the order. Establishing a clearinghouse relationship is difficult due to magazine publishers' reluctance to grant this authority to new companies. MOS has been granted authority to clear orders for approximately 250 major U.S. magazine publications. In addition to the Company, the industry leaders in sales of magazine subscriptions are Synapse, USA Pubs and E News. Of these, only USA Pubs utilizes a call center as its primary means of contacting potential customers. The Company competes on the basis of the total value of the bundle of magazines sold to the customer versus the cost of purchasing individual magazine subscriptions as well as the convenience for the customer of dealing with a single source for all of their magazine subscriptions.

REGULATION

        Telemarketing operations are subject to various state and federal regulations. The Federal Telephone Consumer Protection Act of 1991 limits the hours during which telemarketers may call consumers to between 8:00 AM and 9:00 PM, and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, and the Federal Trade Commission ("FTC") regulations promulgated thereunder, prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorneys general have authority to prevent telemarketing activities that constitute "unfair or deceptive acts or practices." Additionally, some states have enacted laws and others are considering enacting laws targeted directly at telemarketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect the Company's current or future operations by adversely affecting the operations and practices of the call centers owned by the Company or the independent call centers with which the Company has relationships. Compliance with regulations promulgated by these agencies is generally the responsibility of the call center and as such the call centers owned by the Company as well as the independent call centers with which the Company has relationships could be subject to a variety of enforcement actions for any failure to comply with such regulations.

        Laws and regulations applicable to direct marketing, telemarketing, Internet marketing and consumer protection are becoming more prevalent. Each of the fifty states and the federal government has laws regulating telemarketing, sweepstakes promotions, promotional incentives and advertising to consumers which vary from state to state. While the Company reviews its telemarketing scripts and advertising copy to ensure that they comply with applicable laws, there is no guarantee that federal or state authorities will not find that the Company's marketing efforts do not comply with these laws. In addition, it is likely that additional federal and/or state regulations regarding telemarketing, sweepstakes, e-mail marketing and other marketing practices engaged in by Cross Media Marketing will be enacted. If enacted, these regulations could have an adverse effect on revenues and result in additional expenses to the Company.

        The Federal Trade Commission is currently in the process of reviewing the provisions of the Telemarketing Sales Rule to determine if any changes to the Rule should be made. If the Federal Trade Commission determines that changes to the Rule are necessary, such changes could have a significant adverse effect on the Company.

        In 1999, Congress enacted the Deceptive Mail Prevention and Enforcement Act which imposes various restrictions on the offering of sweepstakes through the mail. Additional sweepstakes legislation has been enacted or is pending in various states. This additional regulation could have an adverse impact on the Company's marketing activities.

        Federal and state authorities have also been investigating various companies' use of certain marketing practices, such as the use of personal information, magazine subscription agents' sweepstakes practices and the marketing of membership club services through the use of inbound and outbound telemarketing campaigns. These investigations could result in additional rules, regulations or industry standards which could have an adverse impact on the Company's marketing practices.

        Laws and regulations directly applicable to Internet communications, commerce, marketing and data protection are becoming more prevalent. If any of these laws hinders the growth in use of the Internet generally, or decreases the acceptance of the Internet as a medium of communications, commerce and marketing, the business and prospects may suffer materially. The United States Congress has enacted Internet laws regarding children's privacy, copyrights and taxation. Other laws and regulations may be adopted covering issues such as user privacy, marketing activities, pricing, content, taxation and quality of products and services. The governments of some states and foreign countries have begun to regulate transactions and levy sales or other taxes relating to the Company's activities and will likely continue to do so. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising and marketing services. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

        Laws and regulations regulating the transmission of unsolicited e-mail marketing messages are being considered by many jurisdictions. Legislation of that type has recently been adopted by the States of California, Virginia and Washington, and similar legislation is pending in the State of New York and in Congress. The Telecommunications Act of 1996 prohibits some types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, the Company cannot be certain that similar legislation will not be enacted and upheld in the future.

        There has been increasing public debate about the collection, distribution and use of information about consumers. Although this debate has primarily focused on information collected through the Internet, many of the issues apply to data gathered through other media. The Company interacts with consumers through various direct marketing efforts, both online and offline. As a consequence of government regulation or evolving standards of consumer privacy protection, it may be required to make changes to its marketing media and platforms in ways that could diminish the effectiveness of marketing efforts, which could harm business.

TERMINATION OF NSI AGREEMENT

        In August 2000, the Company entered into an agreement (the "Agreement") to acquire National Syndications, Inc. ("NSI"), a direct marketer of consumer products and a party to service advertising contracts. In February 2001, the Company and NSI terminated the

Agreement. As a result, in the fourth quarter of 2000, the Company recorded a pretax charge of $967,500, representing the write-off of non-refundable deposits and professional fees related to the NSI transaction.

EMPLOYEES

        As of December 31, 2000, the Company had approximately 233 full-time and 51 part-time employees.


ITEM 2. DESCRIPTION OF PROPERTY

        The Company's principal office is located at 410 Park Avenue, New York, New York. The Company has signed a ten-year lease to rent 6,516 square feet of space at 461 Fifth Avenue, New York, New York at an estimated annual cost of approximately $470,000. MOS' principal office is located at 2550 Heritage Court, Atlanta, Georgia. These premises are leased from an entity that is partially owned by the seller of DSI. The lease for this office provides for approximately 16,800 square feet of space, expires in 2004 and the annual rent is approximately $280,000. In addition, MOS leases 1,840 square feet of office space in Orlando, Florida at an annual rent of approximately $20,500 and 2,090 square feet of office space in Peoria, Illinois at an annual rent of approximately $23,100. The Company believes that its office facilities are adequate for its current needs, although it anticipates that MOS will need additional office facilities in the Atlanta area during 2001.


ITEM 3. LEGAL PROCEEDINGS

        Cross Media Marketing is not a party to any pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held a Special Meeting of Stockholders on December 28, 2000 to consider a proposal to change the name of the Company from Symposium Corporation to Cross Media Marketing Corporation.

        The results of the voting were as follows:

        Voted for:                  16,862,012
        Authority withheld:            154,583
        Abstained:                         500
        Broker non-votes:           11,587,424

                                    PART II


ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                        2000                      1999
                        ----                      ----
                  HIGH         LOW          HIGH        LOW

First Quarter   $ 3 5/8      $ 1 1/2        n/a         n/a

Second Quarter  $ 2 5/8      $ 1 1/32      $    8     $    7

Third Quarter   $ 3 1/16     $ 1 3/4       $    8     $ 5 9/16

Fourth Quarter  $ 2 5/8      $ 1           $ 5 7/8    $ 1 1/16

        Cross Media Marketing's Common Stock has been traded on the American Stock Exchange since August 1, 2000. From August 1, through December 28, 2000, the Common Stock traded under the symbol "SSM" and since December 29, 2000 has traded under the symbol "XMM". Prior to August 1, 2000, the Common Stock was quoted on the OTC Bulletin Board. The preceding table sets forth the high and low bid prices for the Common Stock from the second quarter of 1999, the Company's initial listing period on the OTC Bulletin Board, through December 31, 1999, and the high and low sales prices for the Common Stock from January 1, through December 31, 2000. Prior to the Company's initial listing there was no public market for the Common Stock. The trading volume of the Company's Common Stock fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's Common Stock may be adversely affected.

        On March 20, 2001 the closing price of the Common Stock on the American Stock Exchange was $1.05 per share. As of March 20, 2001, Cross Media Marketing had approximately 350 stockholders of record.

DIVIDENDS

        The Company has never paid or declared any dividends on its Common Stock and does not contemplate paying any such dividends in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions, and other pertinent factors.

        The Company is restricted from paying dividends on the Common Stock unless all accrued and unpaid cumulative dividends on the outstanding Series A Convertible Preferred Stock have been paid or set apart for payment.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

        On October 26, 2000, the Company issued five-year warrants to purchase 150,000 shares of Common Stock to Trilogy Capital, for consulting services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because:
(1) Trilogy Capital represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On October 26, 2000, the Company issued five-year warrants to purchase 150,000 shares of Common Stock to Lexington Ventures, for consulting services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Lexington Ventures represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On October 26, 2000, the Company issued five-year warrants to purchase 30,000 shares of Common Stock to Herbert Towning for services rendered to the Company. The issuance and sale of these securities was made in reliance on
Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Mr. Towning represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On October 26, 2000, the Company issued five-year warrants to purchase 10,000 shares of Common Stock to Bernard Siou for services rendered to the Company. The issuance and sale of these securities was made in reliance on
Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Mr. Siou represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On October 26, 2000, the Company issued five-year warrants to purchase 10,000 shares of Common Stock to Elisabeth Schoenenberger for services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Ms. Schoenenberger represented that she was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On November 13, 2000, the Company issued five-year warrants to purchase 500,000 shares of Common Stock to Visual Radio, for consulting services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Visual Radio represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On November 30, 2000, the Company issued 760,000 shares of Common Stock and warrants to purchase an aggregate of 340,000 shares of Common Stock to the former stockholders of WeFusion.com, Inc. in connection with the merger of WeFusion with a subsidiary of the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because (1) each WeFusion stockholder represented either that it was an accredited investor or either itself, or together with its purchaser representative, has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the prospective investment and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On December 1, 2000, the Company issued five-year warrants to purchase 50,000 shares of Common Stock to Capital Research Ltd. for consulting services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Capital Research Ltd. represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On December 1, 2000, the Company issued five-year warrants to purchase up to 250,000 shares of Common Stock to International Marketing Association, Inc. for telemarketing services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) International Marketing Association, Inc. represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On December 1, 2000, the Company issued five-year warrants to purchase up to 150,000 shares of Common Stock to East Coast Magazine Sales for telemarketing services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) East Coast Magazine Sales represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On December 5, 2000, the Company issued five-year warrants to purchase 50,000 shares of Common Stock to Merz Consulting for consulting services rendered to the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Merz Consulting represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On December 27, 2000, the Company issued five-year warrants to purchase up to 330,000 shares of Common Stock to Interactive Marketing Technologies Group, Inc. ("IMTG") for services rendered and to be rendered under an agreement between IMTG and the Company. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities

Act as a transaction not involving any public offering, because: (1) IMTG represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read together with the consolidated financial statements of Cross Media Marketing and the accompanying "Notes to the Consolidated Financial Statements" included elsewhere in this Form 10-KSB. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Cross Media Marketing for the years ended December 31, 2000 and 1999, respectively.

INTRODUCTION

        The Company was incorporated in Delaware on May 9, 1997 under the name Brack Industries Inc. The Company changed its name to Symposium Corporation in December 1998 and changed its name to Cross Media Marketing Corporation in December 2000. The Company's principal business strategy is to integrate well established direct marketing skills with a variety of new technologies, including e-mail marketing, web-based systems and interactive voice response, ultimately resulting in a multi-faceted marketing platform for the sale of products and services. The Company was inactive until December 1998. From December 1998 through June 1999, the Company, through its wholly-owned subsidiary Publishers Advantage Corporation ("PAC"), had minimal operations and was principally engaged in telemarketing in the United States for magazine and periodical subscription renewals to persons whose subscriptions had recently expired. The Company discontinued the operations of PAC as of June 30, 1999.

        In November 1999, the Company formed Media Outsourcing, Inc. ("MOS"), a wholly-owned subsidiary, to acquire the assets of Direct Sales International, LP ("DSI"). On January 28, 2000, Cross Media Marketing, through MOS, acquired substantially all the assets and assumed certain liabilities of DSI, a magazine subscription agency based in Atlanta, Georgia which sells new subscriptions to magazines of major US publishers. The Company paid approximately $27.6 million to acquire DSI, including: (i) $25.0 million in cash, (ii) an agreement to loan $1.5 million to a company in which DSI's former owner holds a majority interest and (iii) approximately $1.1 million in closing costs and fees incurred in connection with the acquisition. The Company also granted to the seller of DSI the right, which has an intrinsic value of $1.2 million, to sell up to 600,000 shares of Common Stock back to the Company at a fixed price which has been included in the calculation of purchase price in excess of net assets acquired. The Company financed the cash portion of the purchase price by borrowing $16.0 million under a credit facility provided by Coast Business Credit (resulting in proceeds of $15.8 million, net of fees) and by using proceeds totaling approximately $9.2 million from the issuance of Common Stock, warrants to purchase Common Stock, convertible preferred stock and convertible debt. (See "MD&A--Financial Condition and Liquidity" for a further description of such financing).

        On November 30, 2000, the Company acquired WeFusion.com, Inc. ("WeFusion"), an application service provider which has developed a database architecture that will enable the Company to develop sophisticated customer profiles. The Company paid approximately $2.5 million to acquire WeFusion, including $0.6 million in cash and approximately $1.9 million in Common Stock and warrants to purchase Common Stock.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

        REVENUES

        The Company recorded revenues totaling $61.9 million for the year ended December 31, 2000. These revenues were derived from the sale of magazine contracts at MOS totaling approximately $58.6 million and commission revenues from sales of memberships in a third party discount-buying club totaling approximately $3.3 million. There were no revenues in the comparable period in 1999 as such revenues related to the operations of DSI that were acquired on January 28, 2000. The Company records its revenues from sales of magazine subscriptions net of cancellation and collection reserves. In the third and fourth quarters of 2000, the Company increased the reserves on its twenty pay contracts (magazine subscriptions payable by the subscriber in twenty monthly installments) resulting in a reduction of revenues of $1.1 million and $880,000, respectively.

        COMMISSION EXPENSE

        The Company recognized approximately $30.8 million in commission expense for the year ended December 31, 2000, reflecting payments made to brokers on MOS magazine sales. There were no commission expenses in the comparable period in 1999 as such commission expenses related to the operations of DSI that were acquired on January 28, 2000.

        MAGAZINE COSTS

        The Company incurred approximately $6.4 million of magazine costs for 2000, resulting from MOS magazine sales. There were no magazine costs in the comparable period in 1999, as such magazine costs related to the operations of DSI that were acquired on January 28, 2000.

        OTHER DIRECT COSTS

        The Company recorded $10.6 million of other direct costs related to the magazine sales at MOS. Other direct costs consisted primarily of wages of approximately $5.4 million, bank charges related to the processing of payments received by credit cards of approximately $1.4 million and other costs of approximately $3.8 million. There were no other direct costs for the comparable period in 1999, as such other direct costs related to the operations of DSI that were acquired on January 28, 2000.

        SALARIES AND BENEFITS

        Salary and benefits increased $3.8 million to $4.4 million in 2000 from $0.6 million in 1999. This increase reflects salary expense of approximately $2.5 million related to MOS and approximately $1.3 million of increased cost related to increased staff at Cross Media Marketing (parent company) including a Chief Operating Officer and other management positions. The Company had approximately 233 full-time and 51 part-time employees as of December 31, 2000.

        CONSULTING EXPENSES

        Consulting expenses decreased $2.5 million, or 37.9%, to $4.1 million in 2000 from $6.6 million in 1999. Included in consulting expenses for 2000 are approximately $1.6 million of non-cash charges for investor and public relations and strategic planning services reflecting the estimated fair value of warrants and options granted to purchase 2,512,000 shares of Common Stock ranging between $1.00 and $4.00 per share with terms of between two and five years. Included in consulting expenses for 1999 are approximately $3.3 million of non-cash charges for investor relations and strategic planning services reflecting the estimated fair value of five-year warrants granted to purchase 860,000 shares of Common Stock ranging between $1.00 and $2.00 per share. The fair value of such warrants was estimated using the Black-Scholes Option Pricing Formula. Additionally, approximately $1.1 million and $2.7 million of the consulting expenses incurred in 2000 and 1999, respectively, reflects the fair value of 535,000 shares and 870,000 shares of the Company's Common Stock issued for professional services rendered in 2000 and 1999, respectively.

        OTHER OPERATING EXPENSES

        Other operating expenses increased $2.3 million, or 135.3%, to $4.0 million in 2000, from $1.7 million in 1999. The increase is primarily related to $2.1 million of other operating expenses incurred at MOS since the acquisition of the operations of DSI, including accounting and legal expenses of $306,000, travel and entertainment expenses of $166,000, rent of $162,000 and depreciation of $84,000. Other operating expenses in 1999 consisted primarily of accounting and legal expenses of approximately $462,000, travel and entertainment expenses of approximately $211,000 and office expenses of approximately $195,000. Also included in other operating expenses for 1999 is the net loss of $178,511 incurred on the Company's PAC operation that was closed in June 1999 and a bad debt expense of $500,000 related to the 100% valuation reserve recorded on a $500,000 loan made to AmeriNet in 1999.

        AMORTIZATION OF GOODWILL

        During 2000, the Company recorded $0.5 million of goodwill amortization primarily related to the $7.0 million of goodwill recorded in connection with the January 28, 2000 DSI Acquisition. Goodwill related to the DSI Acquisition is being amortized on a straight-line basis over a ten-year period.

        In connection with the acquisition of WeFusion, the Company recorded $1.9 million of goodwill which is being amortized over a seven-year period and will result in an increase in goodwill amortization of approximately $275,000 per year beginning in 2001.

        INTEREST EXPENSE

        During 2000, the Company recorded interest expense of $4.4 million, primarily consisting of $2.4 million of non-cash interest related to the fair value of shares and warrants issued in connection with the initial issuance and subsequent conversions of the DSI Acquisition financings and approximately $1.9 million related to the amortization of deferred financing fees and interest on the Coast Business Credit Financing Facility.

        COSTS OF ACQUISITIONS NOT CONSUMMATED

        In August 2000, the Company entered into an agreement (the "Agreement") to acquire National Syndications, Inc. ("NSI"), a direct marketer of consumer products and a party to service advertising contracts. In February 2001, the Company and NSI terminated the Agreement. As a result of such termination, in the fourth quarter of 2000, the Company recorded a charge of $967,500, representing the write-off of non-refundable deposits and professional fees incurred related to the NSI transaction.

        In February 2000, the Company announced its decision not to exercise its options to purchase 50.1% of the outstanding Common Stock of AmeriNet or all of the outstanding Common Stock of Hamilton Telecommunications, Ltd ("Hamilton"). As a result, the Company recorded a charge of $621,716 during the fourth quarter of 1999, representing the cost of legal and professional fees. This charge, which is presented as the cost of acquisitions not consummated, consists principally of professional and consulting fees (including $38,000 representing the fair value of Common Stock purchase warrants and $432,000 representing the fair value of 225,000 shares of Common Stock that were issued to various consultants).

        OTHER INCOME

        Other income increased $317,000 to $347,000 in 2000 from $30,000 in 1999. Included in other income for 2000 are approximately $245,000 of fees earned from the sale of third-party long distance telephone service, interest income and other fee income of approximately $102,000. Other income for 1999 represented interest income earned on the Company's overnight investments.

        INCOME TAXES

        The Company recorded a $0.3 million provision for income taxes in 2000 reflecting a state tax liability resulting from the MOS operations. No provision was recorded for federal income taxes in 2000 or 1999, as the Company has incurred net operating losses since inception. At December 31, 2000, the Company had Federal and state net operating loss carryforwards of approximately $7.0 million that will be available to offset future taxable income, if any, through December 2020. The utilization of net operating losses is subject to a substantial limitation due to the "change of ownership" provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A 100% valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences since there is no assurance that their benefit will be realized in the future.

        PREFERRED DIVIDENDS

        The Company accounted for the issuances of its preferred stock in accordance with EITF Issue No. 98-5, as amended by EITF Issue 00-27. Both Issues are titled "Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". As a result of the issuance and adoption of EITF 00-27 in November 2000, the Company has adjusted preferred stock dividends recorded in prior 2000 quarters that were related to effective beneficial conversion features resulting in approximately $1.8 million of additional dividends recorded in the fourth quarter of 2000. In accordance with EITF 00-27, the Company recorded $39.6 million of dividends for 2000, including $38.7 million of non-cash deemed dividends and contractual dividends of approximately $0.9 million in connection with the Series A, B, and C preferred stock issued to complete the DSI Acquisition on January 28, 2000 and the issuance of the New Series A and C Shares. Deemed dividends represent the accretion of the difference between the carrying value and the mandatory redemption amounts of preferred stock that resulted from the allocation of a portion of the proceeds to Common Stock, Common Stock purchase warrants, and the beneficial conversion features of the shares and dividends received in connection with the conversion of the Series A preferred stock into Common Stock on March 27, 2000 and dividends received upon the extension of the redemption date and the adjustment of the default conversion price of the Series C preferred stock.

        EXTRAORDINARY LOSS

        In connection with the DSI Acquisition, the Company agreed to provide a $1.5 million credit facility to AmeriNet. In 2000, the Company loaned AmeriNet an aggregate $300,000 pursuant to this credit facility. In November 2000, the Company exchanged 1.0 million shares of its Common Stock, with a fair value of $1.9 million, in full satisfaction of the remaining obligation to AmeriNet and, accordingly, recognized in the fourth quarter 2000, an extraordinary loss on the extinguishment of acquisition liability of $767,500.

        NET LOSS AND NET LOSS PER SHARE

        The net loss for the year ended December 31, 2000 was $44.6 million, or $1.84 per share, compared to a net loss of $9.5 million, or $0.80 per share, for 1999. The increase in the net loss to common shareholders reflects the impact of the $39.6 million of preferred dividends recorded for the year ended December 31, 2000 and increased interest charges related to the acquisition financings, partially offset by decreased consulting costs and MOS's earnings from January 28, 2000 through December 31, 2000.

LIQUIDITY AND FINANCIAL CONDITION

        At December 31, 2000, the Company had cash on hand of $2.3 million. The Company generated $4.1 million from operations and $22.6 million from financing activities and used $24.7 million in investing activities. Through the operations of MOS, the Company generates cash flow from the sale and collection of trade receivables, commissions earned from publishers in connection with originating paid subscriptions for certain publications, and commissions earned on the sale of third party discount buying club memberships and telecommunications services. MOS uses these funds as well as funds available under its revolving credit facility to fund its working capital needs. Under the Coast Business Credit Financing Facility, MOS is not permitted to make distributions to Cross Media Marketing in excess of $1.8 million per annum, plus any amounts necessary for tax obligations attributable to its operations. While the Company believes that the cash flow from operations at MOS and the amount available under the revolving credit facility are currently sufficient to meet the Company's day-to-day operating requirements, such cash flow would not be sufficient to satisfy certain other commitments nor would such cash flow be sufficient to complete any additional acquisitions in furtherance of the Company's overall strategy. Consequently, the Company may be required to raise additional financing to provide for additional working capital.

        AMERINET COMMITMENT

        In February 2000, the Company decided not to exercise its option (the "Option") to acquire 50.1% of the outstanding stock of AmeriNet, Inc., but as a prerequisite to consummating the DSI Acquisition, agreed to provide a $1.5 million credit facility to AmeriNet in addition to a $500,000 loan made during 1999. Richard Prochnow (the seller of DSI) owns 50% of the Common Stock of AmeriNet. Due to the uncertainty of AmeriNet's ability to repay any of such loans, the Company treated its commitment to provide additional funding to AmeriNet as an increase in the purchase price of DSI. Under the original terms of the credit facility, the Company was obligated (1) to lend AmeriNet $100,000 per month for the ten months beginning in March 2000 through December 2000 inclusive, and (2) on or before July 28, 2000, to purchase for $500,000 a $500,000 principal amount note issued by AmeriNet to RLP Holdings L.P., an affiliate of Mr. Prochnow. The Company loaned AmeriNet an aggregate of $300,000 in connection with the credit facility. In November 2000, the Company exchanged
1.0 million shares of its Common Stock, with a fair value of $1.9 million, in full satisfaction of the remaining obligation to AmeriNet of $1.2 million and accordingly, recognized in the fourth quarter of 2000, an extraordinary loss on the extinguishment of acquisition liability of $767,500.

        COAST BUSINESS CREDIT FINANCING FACILITY

        In connection with the DSI Acquisition, MOS and the Company entered into an agreement with Coast Business Credit ("Coast") to provide a credit facility (the "Coast Facility") used to fund the DSI Acquisition and working capital needs of MOS. The Coast Facility is for a term of three years, and provides a maximum credit line of $20.0 million, subject to certain availability limitations. As a result of these limitations, the amount available for borrowing under the Coast Facility at the time of the DSI Acquisition was $16.0 million, which MOS drew down in its entirety to finance the DSI Acquisition. Interest on outstanding advances under the Coast Facility accrues at an annual rate equal to the higher of (i) the prime rate plus 200 basis points, calculated on the basis of the actual number of days elapsed in a 360 day year, and (ii) 9.0%. The Coast Facility requires the Company and MOS to comply with specified financial covenants.

        In connection with the execution and delivery of the Coast Facility, the Company granted Coast 300,000 five-year Common Stock purchase warrants at an exercise price of $3.53 per share (110% of the closing price of the Common Stock on the closing date). As a result of the operation of the anti-dilution provisions, the exercise price was reduced to $2.39 per share and the number of shares issuable upon the exercise of the warrants was increased to 443,884 as of December 31, 2000. Accordingly, the Company recorded a non-cash interest charge of approximately $260,000 as of December 31, 2000 related to such anti-dilution adjustments.

Such anti-dilution provisions may result in additional charges in the future if the Company issues its securities at a price less than the then current exercise price of the Coast warrants.

        Coast extended the Coast Facility to the Company subject to the condition that the Company raise additional equity capital of not less than $3.0 million by February 28, 2000 which was subsequently extended to March 31, 2000. On March 30, 2000 the Company and Coast amended the Coast Facility as follows:
(i) the covenant requiring the Company to raise additional cash equity of $3.0 million was eliminated; (ii) the parties reduced the consolidated net worth (defined as stockholder equity and subordinated debt) covenant to $9.0 million from $12.0 million at March 31, 2000; and (iii) a new covenant was added requiring that the Company maintain excess borrowing availability of $750,000.

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

        Dividends accrue on the New Series A Shares at an annual rate of 10% of the face amount, payable semi-annually in cash and/or Common Stock at the Company's option under certain conditions. The New Series A Shares are redeemable, at the option of the Company, under certain conditions at a redemption price of 100% of face value plus any accrued and unpaid dividends.

        The New Series A Shares are convertible at a conversion price equal to the lesser of: (i) $1.93 (110% of the closing bid price of the Common Stock on the date of the issuance, subject to adjustments); or (ii) 91% of the average of the three lowest, non-consecutive closing bid prices for the Common Stock in the ten trading days preceding the date of the holder's conversion notice to the Company (the "Conversion Notice"). The conversion price and the exercise price of the warrants are subject to downward adjustment to equal the lowest price at which shares of the Common Stock or securities convertible into, or exchangeable or exercisable for, shares of Common Stock are issued while the New Series A Shares and warrants remain outstanding (if such price is lower than the then effective conversion or exercise price), subject to certain exceptions. These exceptions include: (i) the issuance of shares of Common Stock upon conversion or exercise of outstanding options, warrants or convertible securities in accordance with the terms of such options, warrants or convertible securities as in effect upon the initial issuance date of the New Series A Shares (but subject to certain anti-dilution adjustments); and (ii) certain issuances of securities to, or adjustments in the exercise or conversion price of outstanding options, warrants or convertible securities held by, the holders of the Series B

Convertible Preferred Stock and Series C Convertible Preferred Stock, to the extent the number of additional shares of Common Stock resulting from such issuances and adjustments do not exceed 5,000,000 shares.

        By letter agreement dated December 28, 2000 the holder of all the outstanding New Series A Shares agreed not to convert the New Series A Shares prior to June 9, 2001 if, on the date of such proposed conversion, the then-current market price of the Company's Common Stock is less than $1.50 per share (the "Conversion Floor"). On and after June 9, 2001 there will be no Conversion Floor. The Company also agreed that it would not redeem the New Series A Shares prior to June 9, 2001. The conversion provisions of the New Series A Shares and warrants create a substantial risk of dilution to the holders of the Company's Common Stock.

        The holder further agreed that the payment of semi-annual dividends on the New Series A Shares for calendar year 2000 will be extended until March 28, 2001.

        SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK ("SERIES A PREFERRED")

        On January 28, 2000, in a private placement, the Company sold 21,500 units, each unit consisting of one share of Series A Preferred, with a face value of $100, and 20 shares of the Company's Common Stock, for gross proceeds of $2.0 million. The Series A Preferred was initially convertible into 1,075,000 shares of Common Stock at a conversion ratio of $2.00 per share and was entitled to a 16% cumulative dividend. The Series A Preferred was mandatorily redeemable on or before March 28, 2000.

        On March 21, 2000, the holders of the Series A Preferred extended the due date for the redemption of their shares from March 28, 2000 to April 12, 2000 in exchange for 275,000 shares of Common Stock. On March 27, 2000, they agreed to convert their shares of Series A Preferred into 4,414,666 shares of Common Stock at an effective conversion ratio of $0.50 per share based on the Series A Preferred aggregate redemption price of $2,207,333, including $2,150,000 representing the face value of the shares and accrued dividends of $57,333. In addition, the Series A Preferred holders were issued 2,207,000 five-year Common Stock purchase warrants, including 1,103,500 with an exercise price of $0.50 per share and 1,103,500 with an exercise price of $1.00 per share. One of the Series A Preferred holders was paid a fee of 220,000 shares of Common Stock in connection with the March 27, 2000 agreement.

        As a result of the extension and conversion, the former Series A Preferred holders were issued 5,393,416 shares of the Company's Common Stock, plus warrants to purchase 2,207,000 additional shares of the Company's Common Stock as of March 27, 2000.

        SERIES B MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK ("SERIES B PREFERRED")

        On January 28, 2000, in a private placement, the Company sold 15,350 units, each unit consisting of one share of Series B Preferred, with a face value of $100, and warrants to purchase 25 shares of Common Stock, for gross proceeds of $1.5 million. The Series B Preferred was originally convertible into 767,500 shares of Common Stock at a conversion ratio of $2.00 per share and was entitled to a 10% cumulative dividend, payable quarterly. The Common Stock purchase warrants were exercisable for three years from the date of issuance and had an exercise price of $1.50 per share. The Series B Preferred was mandatorily redeemable on the earlier of

July 26, 2000 or upon the consummation of an additional financing transaction resulting in gross proceeds of at least $10 million.

        By letter agreement dated June 16, 2000 (the "Letter Agreement"), the Company offered (i) to permit the holders of Series B Preferred to convert their shares of Series B Preferred into Common Stock at an effective conversion ratio of $0.50 or (ii) to redeem the Series B Preferred at the then effective redemption price ($100 per share plus accrued dividends). In addition, whether a holder elected to convert shares of Series B Preferred or to be redeemed, the Company agreed to issue to the holders, ratably in accordance with their respective percentage interests in the outstanding Series B Preferred, an aggregate of 122,800 three-year warrants to purchase Common Stock at an exercise price of $0.75 per share and 200,000 three-year warrants to purchase Common Stock at an exercise price of $1.50 per share (collectively, the "Additional Warrants"). The Company also agreed to reduce the exercise price of the Original Warrants from $1.50 to $0.75. In addition, the Company agreed to issue to certain placements agents (who received commissions consisting of three-year warrants to purchase a total of 58,163 shares of Common Stock (the "Commission Warrants") in connection with the original Series B Preferred financing a total of 17,820 three-year warrants to purchase Common Stock at an exercise price of $0.75 per share and to reduce the exercise price of the Commission Warrants from $1.50 per share to $0.75 per share.

        The holders of 30,000 shares elected to convert their Series B Preferred (and accrued dividends thereon) into an aggregate of 610,333 shares of Common Stock. The Company redeemed the remaining Series B Preferred shares on June 29, 2000 for an aggregate redemption price of $1,235,000 (plus $21,269 in accrued dividends).

        SERIES C MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK ("SERIES C PREFERRED")

        On January 28, 2000, the Company issued 52,892 shares of Series C Preferred resulting in proceeds to the Company totaling approximately $5.0 million. The Series C Preferred was initially convertible into shares of Common Stock at a conversion ratio of $2.00 per share and was entitled to a 10% cumulative dividend. In connection with the initial issuance and sale of the Series C Preferred in January 2000 (the "Series C Shares"), the Company also issued 1,763,067 shares of Common Stock to the holders of the Series C Shares and reduced the exercise price of 2,000,000 Common Stock purchase warrants previously issued to a holder of Series C Shares from $3.50 per share to $1.00 per share.

        The Series C Preferred was originally mandatorily redeemable on the earlier of July 26, 2000 or upon the consummation of a financing transaction resulting in gross proceeds of at least $10 million. On April 24, 2000, the holders of the Series C Shares agreed to extend the mandatory redemption date of the Series C Shares owned by them from July 26, 2000 to December 26, 2000 (the "Mandatory Redemption Date") in exchange for 2,247,067 shares of Common Stock and a reduction in the effective conversion ratio from $2.00 per share to $1.00 per share. The value of the shares of Common Stock issued and change in the effective conversion ratio was reflected during the second quarter as an additional deemed dividend in the amount of $8,560,417.

        On June 14, 2000, the Company issued an additional 7,500 shares of Series C Preferred (the "New Series C Shares") and 250,000 shares of Common Stock, resulting in proceeds of $750,000. The Company also agreed to reduce the effective exercise price of 2,000,000 Common Stock purchase warrants held by the purchaser of the New Series C Shares from $1.00 to $0.50 per share. The Company also paid a fee in connection with the issuance of the New Series C Shares of
562.5 shares of Series C Preferred, five-year warrants to purchase 100,000 shares of Common Stock at a price of $1.88 per share and 18,750 shares of Common Stock.

        On July 18, 2000, the holders of the Series C Shares and the New Series C Shares agreed to waive the requirement that the failure of the Company to redeem the Series C Preferred on or before the Mandatory Redemption Date would trigger a reduction in the conversion ratio of the Series C Preferred from $1.00 to $0.25 per share. In consideration for this waiver, the Company agreed to issue to such holders an aggregate of 1,523,750 shares of Common Stock, pro rata in accordance with their percentage holdings of the Series C Shares and New Series C Shares, and to issue as a fee in connection with such waiver, an additional 1,500 shares of Series C Preferred and 50,000 shares of Common Stock. The value of the shares issued was reflected during the third quarter of 2000 as an additional deemed dividend in the amount of $3,026,028.

        On December 19, 2000, the holders of the Series C Shares and the New Series C Shares agreed to extend the mandatory redemption date of the Series C Preferred from December 26, 2000 to January 26, 2001. On January 25, 2001, the holders agreed to further extend the redemption date from January 26, 2001 to February 15, 2001. On February 15, 2001, the Company redeemed an aggregate of 22,992 Series C Shares and New Series C Shares for an aggregate redemption price of $2,299,200 plus accrued and unpaid dividends of $122,300. The holders converted all of the remaining Series C Shares and New Series C Shares into 3,946,250 shares of Common Stock (at an effective conversion ratio of $1.00 per share). In consideration of the agreement of the holders to convert the Series C Shares and New Series C Shares (which would otherwise have been mandatorily redeemable by the Company in full on February 15, 2001), the Company agreed to issue to the holders, pro rata in accordance with the number of shares converted by each of them, an aggregate of 666,400 additional shares of Common Stock. The Company will record a $900,000 non-cash dividend in the first quarter of 2001 reflecting the fair value of the 666,400 additional shares issued. The Company agreed to pay a fee of $100,000 to one of the Series C holders in connection with its services relating to the negotiation of these agreements.

        The redemption of the Series C Shares and New Series C Shares was funded in part through the issuance and sale by the Company, in private placements, of an aggregate of 1,500,000 shares of Common Stock at a price of $1.00 per share.

ACQUISITION BRIDGE FINANCING

        COMMTEL SERVICES LTD. NOTE

        On January 20, 2000, the Company entered into a note agreement (the "Commtel Note") with Commtel Services Ltd. ("Commtel") for a 30-day bridge loan in the principal amount of $300,000. The proceeds of this loan were used in connection with the financing of the DSI Acquisition. The Commtel Note accrued interest of a rate of 10% per annum, with principal and interest due and payable on February 20, 2000. In consideration of the loan, the Company issued 75,000 shares of its Common Stock to Commtel. The Company failed to pay the Commtel Note at maturity, as a result of which: (i) the annual interest rate on the Commtel Note increased to 18% on all outstanding principal and accrued interest, and (ii) the Company was required to issue to Commtel an additional 50,000 shares of Common Stock as of February 21, 2000 and an additional 2,500 shares of Common Stock for each subsequent day until the Commtel Note was paid or converted (aggregating 77,500 shares on March 21, 2000). On March 21, 2000, Commtel converted the Commtel Note into approximately 614,048 shares of Common Stock in satisfaction of all principal and interest due. The proceeds received from the issuance of the Commtel Note with Common Stock are being allocated to each component based on their relative fair values on January 20, 2000 (the date of issuance). The fair value of the Common Stock on January 20, 2000 was $2.31 per share and resulted in discounted carrying value to the Commtel Note of $200,000 and an increase to stockholders' equity of $100,000.

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

        FONTENELLE NOTE

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

        D2 LOAN

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

NOTES PAYABLE

        MANAGEMENT GROUP NOTE

        On April 6, 2000, the Company entered into a term loan agreement with The Management Group pursuant to which the Company borrowed $250,000. The loan accrued interest at 10% per annum, compounded daily, and matured on July 31, 2000. In connection with the execution and delivery of the term loan agreement, the Company issued 100,000 five-year Common Stock purchase warrants with an exercise price of $1.50 per share. On July 31, 2000, the Company paid $100,000 of the outstanding principal of the loan plus accrued interest and agreed with the holder to extend the maturity of the remaining principal balance to December 31, 2000 in consideration of the issuance to such holder of 80,000 five-year Common Stock purchase warrants with an exercise price of $2.00 per share. The Company repaid the remaining balance of the loan, with interest of approximately $11,000, in December 2000.

        HERMITAGE CAPITAL CORP. NOTE

        On June 20, 2000, the Company entered into a note agreement with Hermitage Capital Corp. ("Hermitage") for $178,800, which represented a portion of Hermitage's fees earned in connection with the Company's Series C Shares financing. The note accrued interest at 9% per annum. The Company repaid $100,000 of the note with interest of approximately $3,000 on September 1, 2000. The balance of the note was repaid, with interest of approximately $2,000, in November 2000.

CERTAIN TRENDS AND UNCERTAINTIES

        BUSINESS RISKS

        HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES

        The Company continues to report net losses to holders of Common Stock. The net loss to stockholders for the year ended December 31, 2000 was $44.6 million, or $1.84 per share, primarily as a result of preferred stock dividends of $39.6 million. The preferred dividends include contractual dividends of $0.9 million and non-cash deemed dividends of $38.7 million. Deemed dividends represent the accretion of the difference between the carrying value and the mandatory redemption amounts of preferred stock that resulted from allocating a portion of the proceeds to Common Stock, Common Stock purchase warrants, and the beneficial conversion features of the shares. The Company may continue to incur deemed dividends in the future. In addition, if net revenues grow more slowly than anticipated, or if operating expenses exceed expectations, the business, results of operations, financial condition and prospects of the Company would be materially and adversely affected.

        LIMITED OPERATING HISTORY

        The Company developed its present business strategy in 1999 and completed its first acquisition in January 2000. Therefore, the Company has a limited history of operations under its present business strategy upon which the likelihood of success can be evaluated. The

\


implementation of a new business strategy frequently involves risks, expenses and uncertainties that may adversely affect the business, results of operations, financial condition and prospects.

        THE NEED FOR ADDITIONAL FINANCING

        The Company will need additional debt or equity financing in order to satisfy its obligation to purchase up to 600,000 shares of Common Stock from one of its stockholders who has the right to require the repurchase of these shares commencing on January 15, 2001. The Company may also require additional financing to pursue its strategy of expanding its business through the acquisition of companies whose businesses are strategically appropriate. This financing may not be available or, if available, may not be available on terms that are acceptable to the Company. The failure to obtain such financing on a timely basis, or on economically favorable terms, could prevent the Company from continuing its strategy or from responding to changing business or economic conditions, and could cause the Company to experience difficulty in withstanding adverse operating results or competing effectively. Therefore, such failure could materially harm the Company.

        If additional funds are raised by issuing equity securities, stockholders may experience dilution of their ownership interest. Moreover, preferred stock could be issued that has rights senior to those of the Company's Common Stock. If funds are raised by issuing debt securities, these securities would have rights, preferences and privileges senior to holders of Common Stock and the lenders may place limitations on the Company's operations.

        CREDIT FACILITY COVENANTS

        In January 2000, MOS and the Company entered into an agreement with Coast Business Credit ("Coast") to provide a credit facility (the "Coast Facility") to finance the acquisition of the Company's magazine subscription telemarketing business and the ongoing working capital needs of MOS. The Coast Facility has a term of three years, and provides a maximum credit line of $20 million, subject to certain availability limitations. The Company has guaranteed MOS' obligations under the Coast Facility. Under the agreement with Coast, the Company is required, among other things, to maintain a consolidated net worth of not less than $9.0 million (defined as stockholders' equity and subordinated debt) and excess borrowing availability of $750,000. If the Company cannot satisfy these or other covenants under the Coast Facility, it will be required to seek a waiver or amendment from Coast. Although Coast has agreed to waivers and amendments in the past, there can be no assurance that it will do so in the future. If MOS and the Company are in default of their obligations to Coast, Coast would be entitled to accelerate the maturity of outstanding indebtedness under the credit facility ($11.2 million as of December 31, 2000), and to enforce its security interest in the assets.

        IF ACCOUNTS RECEIVABLE RESERVES ARE NOT ADEQUATE RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED

        The Company extends credit to subscribers who purchase multi-magazine subscription packages of four to five magazines having an average selling price of approximately $600 per bundle, for an average subscription period of between one and four years. The Company has established a reserve to cover bad debts based upon past history with subscriber receivables. If accounts receivable reserves are inadequate, results of operations could be materially adversely affected.

        ECONOMIC SLOWDOWN.

        The Company's business may be adversely affected by periods of economic slowdown or recession, which may be accompanied by a decrease in the availability of consumer credit. Any material decline in the availability of consumer credit may result in a decrease in consumer demand to make credit card purchases, which could adversely affect the demand for the Company's products and services.

        MANAGING FUTURE GROWTH

        The Company expects to experience significant growth. This anticipated growth in the Company's operations could place a significant strain on operational, systems and employee resources. As a result, the Company will have to implement new operational and financial systems, procedures and controls. In order to manage and accommodate planned growth (if it occurs), the Company will need to continue to improve and adapt financial planning, accounting systems, information systems and management structures. The Company will also need to expand, train, retain and manage the employee base. If the Company is unable to manage growth effectively, the financial condition and results of operations could be materially adversely affected.

        STRATEGIC INVESTMENTS IN OTHER BUSINESSES, ACQUISITIONS, LICENSE OF TECHNOLOGY AND OTHER ASSETS - DIFFICULTY INTEGRATING THESE BUSINESSES OR GENERATING AN ACCEPTABLE RETURN FROM ACQUISITIONS

        The Company intends to acquire, and to enter into strategic relationships with, other businesses and acquire or license technology and other assets. The Company cannot be sure that acquisition or licensing opportunities will be available on acceptable terms or at all. These acquisitions and strategic relationships will involve risks, including: inability to raise the required capital; inability to compete successfully for available acquisition candidates or strategic partners; difficulty in assimilating the acquired assets, operations and personnel; disruption of ongoing business; distraction of management from other responsibilities; and lack of the necessary experience to enter new markets. The Company may not successfully overcome problems encountered in connection with potential acquisitions or licensing arrangements. In addition, acquisitions or strategic relationships could materially impair operating results, causing the Company to incur additional debt, or requiring the amortization of acquisition expenses and acquired assets.

        DEPENDENCE ON KEY PERSONNEL TO OPERATE THE BUSINESS EFFECTIVELY; DEPENDENCE ON CERTAIN INDEPENDENT CALL CENTERS

        The Company's future success may depend on the continued performance of senior management and other key personnel. Future operating results may depend, in part, upon the ability to retain the services of these individuals. The Company cannot be sure that key personnel will not leave Cross Media Marketing or compete with the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition.

The loss of the services of any of the executive officers or other key employees could adversely affect the business. Senior management may not perform effectively as individuals or work together as a team. In addition, competition for employees in the industry and geographic area is intense.

        In the year ended December 31, 2000, two independent call centers accounted for approximately 35% of the Company's magazine subscription revenues. These call centers could terminate their relationship with the Company which could have a material adverse effect on the Company's business.

        GOVERNMENT REGULATION COULD ADD SIGNIFICANT ADDITIONAL COSTS TO THE BUSINESS AND IMPOSE RESTRICTIONS ON CERTAIN MARKETING PRACTICES WHICH COULD HAVE A SIGNIFICANT ADVERSE EFFECT ON REVENUES

        Laws and regulations applicable to direct marketing, telemarketing, Internet marketing and consumer protection are becoming more prevalent. Each of the fifty states and the federal government has laws regulating telemarketing, sweepstakes promotions, promotional incentives and advertising to consumers which vary from state to state. While the Company reviews its telemarketing scripts and advertising copy to ensure that they comply with applicable laws, there is no guarantee that federal or state authorities will not find that the Company's marketing efforts do not comply with these laws. In addition, it is likely that additional federal and/or state regulations regarding telemarketing, sweepstakes, e-mail marketing and other marketing practices engaged in by Cross Media Marketing will be enacted. If enacted, these regulations could have an adverse effect on revenues and result in additional expenses to the Company.

        The Federal Trade Commission is currently in the process of reviewing the provisions of the Telemarketing Sales Rule to determine if any changes to the Rule should be made. If the Federal Trade Commission determines that changes to the Rule are necessary, such changes could have a significant adverse effect on the Company.

        In 1999, Congress enacted the Deceptive Mail Prevention and Enforcement Act which imposes various restrictions on the offering of sweepstakes through the mail. Additional sweepstakes legislation has been enacted or is pending in various states. This additional regulation could have an adverse impact on the Company's marketing activities.

        Federal and state authorities have also been investigating various companies' use of certain marketing practices, such as the use of personal information, magazine subscription agents' sweepstakes practices and the marketing of membership club services through the use of inbound and outbound telemarketing campaigns. These investigations could result in additional rules, regulations or industry standards which could have an adverse impact on the Company's marketing practices.

        EXTENSIVE GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES RELATED TO DOING BUSINESS ON THE INTERNET COULD LIMIT SALES OR ADD SIGNIFICANT ADDITIONAL COSTS TO THE BUSINESS

        Laws and regulations directly applicable to Internet communications, commerce, marketing and data protection are becoming more prevalent. If any of these laws hinders the growth in use of the Internet generally, or decreases the acceptance of the Internet as a medium of communications, commerce and marketing, the Company's business and prospects may suffer materially. The United States Congress has enacted Internet laws regarding children's privacy, copyrights and taxation. Other laws and regulations may be adopted covering issues such as user privacy, marketing activities, pricing, content, taxation and quality of products and services. The governments of some states and foreign countries have begun to regulate transactions and levy sales or other taxes relating to the Company's activities and will likely continue to do so. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising and marketing services. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

        Laws and regulations regulating the transmission of unsolicited email marketing messages are being considered by many jurisdictions. Legislation of that type has recently been adopted by the States of California, Virginia and Washington, and similar legislation is pending in the State of New York and in Congress. The Telecommunications Act of 1996 prohibits some types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, the Company cannot be certain that similar legislation will not be enacted and upheld in the future.

        CHANGES IN LAWS RELATING TO CONSUMER PRIVACY AND POTENTIALLY HEIGHTENED SCRUTINY OF THE COMPANY'S SERVICES COULD HARM BUSINESS

        There has been increasing public debate about the collection, distribution and use of information about consumers. Although this debate has primarily focused on information collected through the Internet, many of the issues apply to data gathered through other media. The Company interacts with consumers through various direct marketing efforts, both online and offline. As a consequence of government regulation or evolving standards of consumer privacy protection, it may be required to make changes to its marketing media and platforms in ways that could diminish the effectiveness of marketing efforts, which could harm the Company's business.

        MARKET RELATED RISKS

        SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE THE STOCK PRICE TO DECLINE DUE TO DILUTION

        As of March 20, 2001, there were 35,717,169 issued and outstanding shares of Common Stock. If the holders of all outstanding options and Common Stock purchase warrants exercised those options and warrants, and the holders of all outstanding convertible securities converted them into Common Stock, the Company would be required to issue approximately 23.2 million additional shares of Common Stock, based on current exercise and conversion prices. The conversion price of the outstanding New Series A Shares is subject to adjustment in a manner that could result in substantial dilution to other holders of the Company's equity securities. The New Series A Shares are convertible into Common Stock at a floating rate based on the average of the three lowest non-consecutive closing bid prices of the Common Stock during the ten trading days prior to the date on which the conversion price is determined, subject to certain adjustments (although prior to June 9, 2001, the New Series A Shares cannot be converted into Common Stock if the closing bid price of the Common Stock is less than $1.50 per share). Therefore, the lower the price of the Common Stock at the time of conversion, the more shares of Common Stock the holder of the New Series A Shares will receive upon conversion.

        The market price of the Common Stock could decline as a result of future sales of substantial amounts of the Common Stock, or the perception that such sales could occur. Furthermore, certain stockholders have the right to require the Company to register for re-sale their shares of Common Stock, or shares of Common Stock into or for which their shares of convertible preferred stock, options or warrants are convertible or exercisable, which may facilitate the sale of these shares in the public market. In excess of 34.0 million shares of outstanding Common Stock and shares of Common Stock into or for which outstanding options, warrants and convertible securities are exercisable or convertible are entitled to these "registration rights."

        VOLATILITY OF STOCK PRICE

        The market price of the Common Stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. Some of these fluctuations appear to be unrelated or disproportionate to the Company's operating performance. Future market movements may materially and adversely affect the market price of the Common Stock.

        OTHER RISKS

        OWNERSHIP OF THE COMPANY IS CONCENTRATED

        The five largest stockholders of the Company beneficially owned in excess of 50% of the Company's issued and outstanding Common Stock as of December 31, 2000. Assuming that these stockholders acquired additional shares of Common Stock by converting the shares of convertible preferred stock and exercising the options and Common Stock purchase warrants that they owned on December 31, 2000, they would beneficially own in excess of 70% of the issued and outstanding Common Stock. As a result, these stockholders have the ability to exert significant influence over the Company's business, including the election of directors and the approval of any other action requiring the approval of stockholders. This concentration of share ownership may: (i) delay or prevent a change of control of the Company; (ii) impede a merger, consolidation, takeover or other business combination involving the Company; or
(iii) discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

        PROVISIONS OF THE CORPORATE CHARTER DOCUMENTS AND DELAWARE LAW COULD DELAY OR PREVENT A CHANGE OF CONTROL.

        The Company's Certificate of Incorporation authorizes the board of directors (the "Board of Directors") to issue up to 10,000,000 shares of preferred stock, par value $.001 per share. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include, among other things, voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. There is one series of preferred stock currently outstanding which has a preference over the Common Stock if the company is liquidated. In addition, specific rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with, or sell our assets to a third party. The ability of the Board of Directors to issue preferred stock could discourage, delay, or prevent a takeover of the Company, thereby preserving control by the current stockholders.

        As a Delaware corporation, the Company is subject to the General Corporation Law of the State of Delaware, including Section 203, an anti-takeover law enacted in 1988. In general, Section 203 restricts the ability of a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder. Subject to certain exceptions, an interested stockholder is a person who, together with affiliates and associates, owns, or within three years did own, 15% or more of a corporation's voting stock. As a result of the application of Section 203, potential acquirors may be discouraged from attempting to acquire the Company, thereby possibly depriving the Company's stockholders of acquisition opportunities to sell or otherwise dispose of the Company's stock at above-market prices typical of such acquisitions.

ITEM 7.        FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page


Report of Independent Certified Public Accountants                     28

Financial Statements

        Consolidated Balance Sheets                                    29
        Consolidated Statements of Operations                          30
        Consolidated Statement of Stockholders' Equity                 31
        Consolidated Statements of Cash Flows                          32
        Notes to Consolidated Financial Statements                     33

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
        Cross Media Marketing Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cross Media Marketing Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cross Media Marketing Corporation and Subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
February 15, 2001

          CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


                                                                                      DECEMBER 31,
                                                                               2000                   1999
                                                                       ----------------------  --------------------

ASSETS:
Current assets
        Cash and cash equivalents                                       $          2,326,817    $          337,615
        Trade accounts receivable, net of collection and
            cancellation reserve of $24,573,041                                   26,255,317                  -
        Other receivables                                                          2,765,635                  -
        Prepaid expenses                                                             639,360                19,916
        Deferred expense                                                           1,164,714                  -
                                                                       ----------------------  --------------------
                Total current assets                                              33,151,843               357,531
                                                                       ----------------------  --------------------

        Property and equipment (at cost, less accumulated
          depreciation)                                                              866,590                34,208
        Deferred acquisition costs                                                         -               514,317
        Deferred financing costs                                                     768,056               150,000
        Goodwill                                                                   8,419,005                  -
        Other assets                                                                 738,846                  -
                                                                       ----------------------  --------------------
                                                                        $         43,944,340    $        1,056,056
                                                                       ======================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities
       Revolving credit facility                                        $         11,226,332    $             -
       Accounts payable and accrued expenses                                       5,814,828               523,373
       Accrued closing costs                                                       1,450,000                  -
       Amounts due to publishers                                                   7,035,939                  -
       Deferred revenue                                                            2,531,987                  -
                                                                       ----------------------  --------------------
            Total liabilities                                                     28,059,086               523,373
                                                                       ----------------------  --------------------

       Commitments

       Mandatorily redeemable preferred stock,
          par value $.001 per share; authorized
          10,000,000 shares; 62,455 outstanding at
          December 31, 2000                                                        6,245,450                  -

Stockholders' Equity
       Convertible preferred stock, $5,062,500
         liquidation value ; authorized; 50,625 shares
         issued and outstanding                                                    3,303,951                  -
       Common stock, par value $.001 per share;
          authorized , 100,000,000 shares; 29,604,519
          shares and 14,043,214 shares issued and
          outstanding at December 31, 2000 and 1999,
          respectively                                                                29,605                14,043
       Additional paid in capital                                                 63,221,911            12,848,277
       Note receivable - common stock                                             (2,497,500)           (2,500,000)
       Accumulated deficit                                                       (54,418,163)           (9,829,637)
                                                                       ----------------------  --------------------
         Total stockholders' equity                                                9,639,804               532,683
                                                                       ----------------------  --------------------

                                                                       ----------------------  --------------------
                                                                        $         43,944,340    $        1,056,056
                                                                       ======================  ====================



       The accompanying notes are an integral part of this statement.

   Cross Media Marketing Corporation and Subsidiaries
         Consolidated Statements of Operations




                                                                 For the Years ended December 31,

                                                                  2000                   1999
                                                            -----------------      ------------------

Revenues, net                                                   $ 61,852,360          $           -

Direct costs and expenses
       Commission expense                                         30,761,172                      -
       Magazine costs                                              6,364,565                      -
       Other direct costs                                         10,616,630                      -
                                                            -----------------      ------------------
                                                                  47,742,367                      -

       Gross profit                                               14,109,993                      -

       Salaries and benefits                                       4,448,508                 594,118
       Consulting expenses                                         4,105,698               6,577,827
       Other operating expenses                                    3,955,483               1,746,382
       Amortization of goodwill and other
          intangible assets                                          555,613                      -
       Costs of acquisitions not consummated                         967,500                 621,716
                                                            -----------------      ------------------
       Total expenses                                             14,032,802               9,540,043
                                                            -----------------      ------------------

Income (loss) from operations                                         77,191              (9,540,043)

Other income, (expense)
       Interest expense                                           (4,363,421)                     -
       Other income                                                  347,125                  29,910
                                                            -----------------      ------------------
                                                                  (4,016,296)                 29,910

Loss before income taxes                                          (3,939,105)             (9,510,133)

Provision for income taxes                                           279,345                      -
                                                            -----------------      ------------------

Loss before extraordinary item                                    (4,218,450)             (9,510,133)

Extraordinary loss                                                  (767,500)                     -

Net loss                                                          (4,985,950)             (9,510,133)

Preferred dividends                                              (39,602,806)                     -
                                                            -----------------      ------------------

Net loss to common stockholders                                $ (44,588,756)           $ (9,510,133)
                                                            =================      ==================


Basic and diluted net loss per share
       Loss before extraordinary item                                $ (1.81)                $ (0.80)
       Extraordinary loss on extinguishment of
         acquisition liability                                         (0.03)                     -
                                                            -----------------      ------------------
       Net loss per share                                            $ (1.84)                $ (0.80)
                                                            =================      ==================

Weighted  average shares of common stock
   outstanding - basic and diluted                                 24,284,483              11,852,273
                                                            =================      ==================


       The accompanying notes are an integral part of this statement.

   CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                   COMMON STOCK
                                                          ------------------------------

                                                                                            ADDITIONAL
                                                             NUMBER OF                        PAID-IN
                                                              SHARES           AMOUNT         CAPITAL
                                                          ----------------------------------------------

BALANCE AT DECEMBER 31, 1998                                 7,370,464          $7,370        $587,152

Sales of common stock                                        5,429,250           5,429       5,475,589

Issuances of common stock from exercise of
previously issued warrants                                      28,500              29          28,451

Common stock issued for consulting services                  1,215,000           1,215       3,231,535

Warrants issued for consulting services                             --              --       3,525,550
Net loss for the year ended December 31, 1999                       --              --              --
                                                          ------------         ----------   ------------
BALANCE AT DECEMBER 31, 1999                                14,043,214          14,043      12,848,277

Common stock issued with preferred stock                     2,461,817           2,462       1,878,703

Common stock issued for preferred stock
extensions and conversions                                   9,224,232           9,224      17,660,202

Warrants issued with preferred stock                                --              --       3,056,621

Warrants issued for preferred stock
extensions and conversions                                          --              --       4,374,932

Accretion of mandatorily redeemable
preferred stock                                                     --              --              --

Deemed dividends relating to intrinsic conversion value             --              --      10,004,532

Contractual dividends                                               --              --              --

Conversion of preferred stock                                  610,333             611         866,545

Issuance of New Series A Preferred                                  --              --       2,496,103

Common stock issued with debt                                   75,000              75         179,425

Common stock issued in connection with default
and conversion of debt                                         741,548             742       1,397,576

Warrants issued to acquisition, bridge and
short-term note holders post issuance                               --              --       1,516,178

Common stock issued for consulting services                    655,275             655       1,358,300

Warrants and options issued primarily for
consulting services                                                 --              --              --

Repayment of note receivable for stock                              --              --       1,720,710

Adjustment of shares issued in previous period                  33,100              33             (33)

Common stock issued in connection with
acquisition                                                    760,000             760       1,927,340

Common stock issued in settlement of acquisition
liability                                                    1,000,000           1,000       1,936,500

Net loss for the year ended December 31, 2000

                                                          ------------          ------      ------------
BALANCE AT DECEMBER 31, 2000                                29,604,519         $29,605     $63,221,911
                                                          ============          ======      ============




                                                            PREFERRED          NOTE        ACCUMULATED
                                                              STOCK         RECEIVABLE       DEFICIT         TOTAL
                                                          -------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                               $         --    $         --    $ (319,504)      $ 275,018

Sales of common stock                                                --      (2,500,000)           --       2,981,018

Issuances of common stock from exercise of
previously issued warrants                                           --              --            --          28,480

Common stock issued for consulting services                          --              --            --       3,232,750

Warrants issued for consulting services                              --              --            --       3,525,550

Net loss for the year ended December 31, 1999                        --              --     (9,510,133)    (9,510,133)
                                                          -------------     ------------   ------------   -------------
BALANCE AT DECEMBER 31, 1999                                         --      (2,500,000)    (9,829,637)       532,683

Common stock issued with preferred stock                             --              --              --     1,881,165

Common stock issued for preferred stock
extensions and conversions                                           --              --    (17,669,426)            --

Warrants issued with preferred stock                                 --              --             --      3,056,621

Warrants issued for preferred stock
extensions and conversions                                           --              --     (4,374,932)            --

Accretion of mandatorily redeemable
preferred stock                                                      --              --     (4,448,837)    (4,448,837)

Deemed dividends relating to intrinsic conversion value              --              --    (10,004,532)            --

Contractual dividends                                                --              --       (861,275)      (861,275)

Conversion of preferred stock                                        --              --             --        867,156

Issuance of New Series A Preferred                            3,303,951              --     (2,243,804)     3,556,250

Common stock issued with debt                                        --              --             --        179,500

Common stock issued in connection with default
and conversion of debt                                               --              --             --      1,398,318

Warrants issued to acquisition, bridge and
short-term note holders post issuance                                --              --             --      1,516,178

Common stock issued for consulting services                          --              --             --      1,358,955

Warrants and options issued primarily for
consulting services                                                  --              --             --      1,720,710

Repayment of note receivable for stock                               --           2,500             --          2,500

Adjustment of shares issued in previous period                       --              --            230            230

Common stock issued in connection with
acquisition                                                          --              --             --      1,928,100

Common stock issued in settlement of acquisition
liability                                                            --              --             --      1,937,500

Net loss for the year ended December 31, 2000                        --              --     (4,985,950)    (4,985,950)
                                                          -------------     -----------    -------------   ------------
BALANCE AT DECEMBER 31, 2000                                  3,303,951      (2,497,500)    (54,418,163)    9,639,804
                                                          =============     ===========    ============    ============

                        CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                          DECEMBER 31,
                                                                                                   2000               1999
                                                                                               ---------------   ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
              Net loss                                                                          $  (4,985,950)    $   (9,510,133)
              Adjustments to reconcile results of operations to
                  net cash effect of operating activities:
              Value of  common stock and common stock purchase
                  warrants issued for services                                                      3,079,655          6,486,300
              Non cash interest expense                                                             2,381,450                -
              Depreciation and amortization                                                         1,052,598              5,124
              Bad debt expense                                                                            -              500,000
              Write-off of organization costs                                                             -               25,110

              Net change in asset and liability accounts net of effect of acquisitions:
                    Accounts receivable                                                              (753,942)
                    Prepaid expenses                                                                  145,956            (19,916)
                    Accounts payable and other accrued expenses                                     4,849,158            454,140
                     Other, net                                                                    (1,676,190)            39,315
                                                                                               ---------------   ----------------
              Net cash provided by (used in) operating activities                                   4,092,735         (2,020,060)
                                                                                               ---------------   ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchase of equipment                                                                  (434,315)           (35,749)
              Loans made to AmeriNet                                                                      -             (500,000)
              Acquisition of DSI, net of cash acquired                                            (23,710,190)               -
              Acquisition of WeFusion                                                                (298,050)               -
              Loans made to Heritage                                                                 (275,000)               -
              Deferred acquisition costs                                                                  -             (242,317)
                                                                                               ---------------   ----------------
              Net  cash used in investing activities                                              (24,717,555)          (778,066)
                                                                                               ---------------   ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from sales of preferred stock                                               12,724,250                -
              Proceeds from sales of common stock                                                         -            3,009,498
              Payments received on note receivable                                                      2,500                -
              Proceeds from short-term notes                                                        1,350,000                -
              Repayment of short-term notes                                                        (1,228,800)               -
              Redemption of preferred stock                                                          (535,000)               -
              Net funds drawn on revolver for DSI Acquisition                                      16,000,000               -
              Net repayments of Revolving Credit Agreement                                         (4,773,668)               -
              Preferred dividends paid                                                               (510,260)               -
              Deferred financing costs                                                               (415,000)          (150,000)
                                                                                               ---------------   ----------------
              Net  cash provided by financing activities                                           22,614,022          2,859,498
                                                                                               ---------------   ----------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          1,989,202             61,372
              Cash and cash equivalents at beginning of period                                        337,615            276,243
                                                                                               ---------------   ----------------
              Cash and cash equivalents at end of period                                        $   2,326,817     $      337,615
                                                                                               ===============   ================


 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

              Income taxes paid during the period                                               $     858,000     $          -
                                                                                               ===============   ================

              Interest paid during the period                                                   $   1,981,971     $          -
                                                                                               ===============   ================


 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

              During the year ended December 31, 2000, the Company recorded equipment additions under capitalized lease obligations amounting to $354,398.

              ACQUISITIONS OF BUSINESSES:
             Assets acquired                                                                           $ 29,102,823
             Costs in excess of net assets acquired                                                       8,974,618
             Liabilities assumed                                                                         (7,036,974)
             Accrued closing  costs not yet satisfied                                                    (1,450,000)
             Accrued closing  costs settled in stock                                                     (3,228,100)
             Deferred acquisition costs from prior period                                                  (514,317)
             Cash received at closing                                                                    (1,839,810)
                                                                                                   -----------------
             Net cash paid for acquisitions of businesses                                              $ 24,008,240
                                                                                                   ================

             The accompanying notes are an integral part of this statement.

                        Cross Media Marketing Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999
NOTE A - Organization

        The Company was incorporated in Delaware on May 9, 1997 under the name Brack Industries Inc. The Company changed its name to Symposium Corporation in December 1998 and changed its name to Cross Media Marketing Corporation in December 2000. The Company's principal business strategy is to integrate well established direct marketing skills with a variety of new technologies, including e-mail marketing, web-based systems and interactive voice response, ultimately resulting in a multi-faceted marketing platform for the sale of products and services.

        The Company was inactive until December 1998. From December 1998 through June 1999, the Company, through its wholly-owned subsidiary Publishers Advantage Corporation ("PAC"), had minimal operations and was principally engaged in telemarketing in the United States for magazine and periodical subscription renewals to persons whose subscriptions had recently expired. The Company discontinued the operations of PAC as of June 30, 1999. In November 1999, the Company formed Media Outsourcing, Inc. ("MOS"), a wholly-owned subsidiary, to acquire the assets of Direct Sales International, LP. The Company completed this acquisition in January 2000 (see Note C).

NOTE B - Summary of Significant Accounting Policies

        Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        Cash and Cash Equivalents: The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 2000 consist of an overnight repurchase agreement of approximately $1.8 million and deposits in a money market fund of approximately $495,000.

        Property and Equipment: Property and equipment are recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years.

        Goodwill Amortization: Goodwill represents the excess of the purchase price over the fair market value of net assets acquired in business combinations. Goodwill is amortized as an expense on a straight-line basis over periods of seven to ten years. The carrying value of goodwill is analyzed quarterly by the Company, based upon the expected revenue and profitability levels of the acquired enterprise, to determine whether the value and future benefit may indicate a decline in value. If the Company determines that there has been a decline in value of the acquired enterprise, the Company writes down the value of the goodwill to the revised fair value.

        Deferred Financing Costs: Deferred financing costs are amortized on a straight-line basis over the term of the related credit facility (see Note F), which is three years.

        Accounting for Stock-Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, when the exercise price of an employee stock option granted by the Company is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Net Loss Per Share: Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of Common Stock outstanding during the period. Potentially dilutive securities, consisting of 16,558,000 and 2,803,000 outstanding options and warrants for the years ended December 31, 2000 and 1999, respectively, have been excluded from the computation, as their effect is anti-dilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to 16,558,000 and 2,803,000 outstanding options and warrants for the years ended December 31, 2000 and 1999, respectively.

        Revenues: Revenues derived from originating magazine subscriptions are recognized by the Company when the Company receives the first installment payment for subscriptions purchased. The customer can cancel the subscription within ten days of the order. Amounts collected from customers prior to the expiration of the cancellation period are recorded as deferred revenues. Revenues also include commissions earned from publishers in connection with originating paid subscriptions for certain publications. Commissions are also earned from outside parties for securing memberships in a discount-buying club and sales of long-distance telephone services. Commissions are recognized when the related subscriptions or memberships are obtained. Revenues are reflected net of cancellation and collection reserves. Such cancellation reserves are based upon the Company's historical cancellation experience.

        The Company is in the direct marketing business which it considers its sole business segment.

        Commission Expense: Commission expense is recognized when the Company receives the first installment payment for subscriptions purchased. Amounts paid to brokers prior to the expiration of the ten-day cancellation period are recorded as deferred expenses.

        Reclassification: Certain amounts in the December 31, 1999 financial statements have been reclassified to conform to the December 31, 2000 classifications.

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

        Fair Value of Financial Instruments: The recorded values of cash, accounts receivable, and accrued liabilities reflected in the financial statements approximates their fair value due to the short- term nature of the instruments. Borrowings under the line of credit approximate fair value as such line is subject to a variable interest rate that reflects adjustments in the market rates of interest. The recorded value of the stock note receivable approximates fair value.

        Concentration of Credit Risk: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high quality credit institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable as the Company does not require collateral or other securities to support customer receivables. The Company sells primarily to individuals throughout the United States. However, credit risk concentration is mitigated, due to the significant number of customers with relatively small balances and the geographical dispersion of the Company's customer base.

NOTE C - Acquisition of Assets of Direct Sales International, LP ("DSI Acquisition")

        On January 28, 2000, the Company, through its wholly-owned subsidiary MOS, acquired substantially all of the assets and assumed certain liabilities of Direct Sales International, LP ("DSI"), a Georgia limited partnership, for approximately $27.6 million, including closing costs of approximately $1.1 million and an agreement to provide approximately $1.5 million of funding to AmeriNet, Inc. ("AmeriNet"), a company 50.1% owned by the seller of DSI. Such acquisition liability was settled during the fourth quarter of 2000 (see Note
D). The Company also granted to the seller of DSI the right, which has an intrinsic value of $1.2 million, to sell up to 600,000 shares of Common Stock back to the Company at a fixed price. Contemporaneously with the acquisition, the Company entered into a consulting agreement with the seller of DSI that terminates on December 31, 2002, and an amended secured promissory note of $2.5 million (see Note K). The transaction was accounted for as a purchase business combination.

        The DSI Acquisition was financed with borrowings of $16.0 million ($15.8 million of proceeds, net of fees) under a revolving credit facility entered into contemporaneously with consummating the DSI Acquisition and with proceeds received from sales of Common Stock, Common Stock purchase warrants, Series A, B and C mandatorily redeemable convertible preferred stock and the acquisition bridge loans described below.

        The following table provides an analysis of the purchase price of the DSI Acquisition. The excess of the purchase price over the book value of the net assets acquired has been allocated to goodwill calculated as follows:

        Cash consideration paid to the seller                    $25,000,000
        Commitment to fund AmeriNet, Inc.                          1,500,000

        Transaction expenses                                       1,114,317
        Seller's stock put right                                   1,200,000
                                                                ------------
        Total purchase cost                                       28,814,317

        Fair value of net assets acquired                         21,798,469
                                                                ------------

        Purchase price in excess of estimated fair value
           of net assets acquired allocated to goodwill         $  7,015,848
                                                                ============


        Goodwill is being amortized on a straight-line basis over a ten-year period.

        The following pro-forma information illustrates the estimated effects of the DSI Acquisition as if such transaction were consummated on January 1, 1999:

                                                    2000           1999
                                                    ----           ----
                                                     (in thousands except
                                                        per share date)
        Total revenues            As reported      $61,852         $ -
                                  Pro forma         66,893         61,791

        (Loss) from               As reported     $(4,986)       $(9,510)
        continuing operations     Pro forma        (4,912)        (4,541)

        Basic and diluted         As reported      $(1.84)        $(0.80)
        (loss) per share          Pro forma         (0.37)         (0.41)

NOTE D - WeFusion Acquisition

        On November 30, 2000, the Company acquired WeFusion.com, Inc. ("WeFusion"), an application service provider which has developed a database architecture that will enable the Company to develop sophisticated customer profiles. The Company paid approximately $2.5 million to acquire WeFusion, including $600,000 in cash and approximately $1.9 million in Common Stock and warrants. The fair value of net assets acquired amounted to approximately $500,000, resulting in goodwill of approximately $2.0 million. Prior to the acquisition, WeFusion had no revenues. The acquisition was insignificant to the Company's financial statements taken as a whole. Goodwill is being amortized on a straight-line basis over a seven-year period.

NOTE E - Equipment

        Equipment at cost, less accumulated depreciation, is summarized as follows:


                                                         2000       1999
                                                      --------   --------

        Furniture and fixtures                        $199,000   $ 15,534
        Equipment                                      423,131     23,923
        Equipment acquired under
         capital lease obligations                     354,398       -
                                                      --------   --------

                                                        976,529    39,457

        Accumulated depreciation                       (109,939)   (5,249)
                                                       ---------  --------
                                                       $866,590   $34,208
                                                       =========  ========

NOTE F - Revolving Credit Facility

        On January 28, 2000, the Company and MOS entered into a three-year revolving credit facility, as amended, with a bank providing for borrowings of up to $20 million subject to certain availability limitations stipulated in the agreement (the "Coast Facility"). All borrowings under this facility are repayable with interest at the prime rate plus 2% per annum but not less than 9%. The Company and MOS are also required to maintain certain minimum earnings ratios and levels of net worth as defined in the agreement and MOS is restricted from making distributions to the Company in excess of $1.8 million annually plus any amounts necessary for tax obligations attributable to its operations. All of MOS's assets (approximately $41.0 million as of December 31, 2000) are pledged as collateral for this obligation. As of December 31, 2000, MOS had an outstanding balance on the Coast Facility of approximately $11.2 million compared to total availability of $17.9 million resulting in $6.7 million of funds available to MOS at December 31, 2000.

        In connection with the execution and delivery of the Coast Facility, the Company initially granted Coast 300,000 five-year Common Stock purchase warrants at an exercise price of $3.53 per share (110% of the closing price of the Common Stock on the closing date). As a result of the anti-dilution provisions, the exercise price was reduced to $2.39 per share and the number of shares issuable upon exercise of the warrants was increased to 443,884 as of December 31, 2000. Accordingly, the Company recorded a non-cash interest charge of approximately $260,000 as of December 31, 2000.

        MOS incurred fees and expenses in connection with the Coast Facility of approximately $1.1 million, which includes amounts paid to a related party (see Note R), are being amortized over three years.

NOTE G - Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

                                    2000           1999
                                    ----           ----
Accounts payable                $ 1,591,820    $    50,094
Accrued professional fees           672,500        302,298
Accrued wages and bonuses         1,328,560         15,000
Dividends payable                   341,135           --
Accrued commissions                 442,413           --
Other                             1,438,400        155,981
                                -----------    -----------
                                $ 5,814,828    $   523,373
                                ===========    ===========

NOTE H - Convertible Preferred Stock

Series A Convertible Preferred Stock ("New Series A Shares")

        On June 9, 2000, the Company issued 30,375 shares of New Series A Shares and a five- year warrant to purchase 225,000 shares of Common Stock at an initial exercise price of $1.4850 (subject to certain anti-dilution and similar adjustments). The aggregate purchase price for the New Series A Shares and the warrant was $2,250,000. The Company also granted the purchaser of the New Series A Shares an option, exercisable in the purchaser's sole discretion during the sixty day period following June 9, 2000, to purchase up to an additional $2,025,000 face amount of New Series A Shares and a warrant to purchase an additional 150,000 shares of Common Stock for the same purchase price. The purchaser exercised its option, and the Company issued and sold to the purchaser an additional 20,250 New Series A Shares and the additional warrant on August 1, 2000 for an aggregate purchase price of $1,500,000. The face amount and liquidation value of the New Series A Shares is $5,062,500.

        Dividends accrue on the New Series A Shares at an annual rate of 10% of the face amount, payable semi-annually in cash and/or Common Stock at the Company's option under certain conditions. The New Series A Shares are redeemable, at the option of the Company under certain conditions, at a redemption price of 100% of face value plus any accrued and unpaid dividends.

        The New Series A Shares are convertible at a conversion price equal to the lesser of: (i) $1.93 (110% of the closing bid price of the Common Stock on the date of the issuance, subject to adjustments); or (ii) 91% of the average of the three lowest, non-consecutive closing bid prices for the Common Stock in the ten trading days preceding the date of the holder's conversion notice to the Company (the "Conversion Notice"). The conversion price and the exercise price of the warrants are subject to downward adjustment to equal the lowest price at which shares of the Common Stock or securities convertible into, or exchangeable or exercisable for, shares of Common Stock are issued while the New Series A Shares and warrants remain outstanding (if such price is lower than the then effective conversion or exercise price), subject to certain exceptions. These exceptions include: (i) the issuance of shares of Common Stock upon conversion or exercise of outstanding options, warrants or convertible securities in accordance with the terms of such options, warrants or convertible securities as in effect upon the initial issuance date of the New Series A Shares (but subject to certain anti-dilution adjustments); and (ii) certain issuances of securities to, or adjustments in the exercise or conversion price of outstanding options, warrants or convertible securities held by, the holders of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, to the extent the number of additional shares of Common Stock resulting from such issuances and adjustments do not exceed 5,000,000 shares.

        By letter agreement dated December 28, 2000 the holder of all the outstanding New Series A Shares agreed not to convert the New Series A Shares prior to June 9, 2001 if, on the date of such proposed conversion, the then-current market price of the Company's Common Stock is less than $1.50 per share (the "Conversion Floor"). On and after June 9, 2001 there will be no Conversion Floor. The Company also agreed that it would not redeem the New Series A

Shares prior to June 9, 2001. The conversion provisions of the New Series A Shares and warrants create a substantial risk of dilution to the holders of the Company's Common Stock.

        The holder further agreed that the payment of semi-annual dividends on the New Series A Shares for calendar year 2000 will be extended until March 28, 2001.

NOTE I - Mandatorily Redeemable Preferred Stock

Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A
Preferred")

        On January 28, 2000, in a private placement, the Company sold 21,500 units, each unit consisting of one share of Series A Preferred, with a face value of $100, and 20 shares of Common Stock for gross proceeds of $2.0 million. The Series A Preferred was initially convertible into 1,075,000 shares of Common Stock at a conversion ratio of $2.00 per share and carried a 16% per annum cumulative dividend. The Series A Preferred was mandatorily redeemable on or before March 28, 2000.

        On March 21, 2000, the holders of the Series A Preferred extended the due date for the redemption of their shares from March 28, 2000 to April 12, 2000 in exchange for 275,000 shares for the Company's Common Stock; then, on March 27, 2000, they agreed to convert their shares into 4,414,666 shares of Common Stock at an effective conversion ratio of $0.50 per share based on the Series A Preferred aggregate redemption price of $2,207,333, including $2,150,000 representing the face value of the shares and accrued dividends of $57,333. In addition, Series A Preferred holders were issued 2,207,000 five-year Common Stock purchase warrants, including 1,103,500 with an exercise price of $0.50 per share and 1,103,500 with an exercise price of $1.00 per share. One of the Series A Preferred holders was paid a fee of 220,000 shares of Common Stock in connection with the March 27 agreement.

        As a result of the extension and conversion, the former Series A Preferred holders were issued 5,393,416 shares of the Company's Common Stock, plus warrants to purchase 2,207,000 additional shares of the Company's Common Stock as of March 27, 2000.

Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B
Preferred")

        On January 28, 2000, in a private placement, the Company sold 15,350 units, each unit consisting of one share of Series B Preferred with a face value of $100 and warrants to purchase 25 shares of Common Stock for gross proceeds of $1.5 million. The Series B Preferred was originally convertible into 767,500 shares of Common Stock at a conversion ratio of $2.00 per share and carried a 10% cumulative dividend, payable quarterly. The Common Stock purchase warrants were exercisable for three years from their date of issuance and had an exercise price of $1.50 per share. The Series B Preferred was mandatorily redeemable on the earlier of July 26, 2000 or upon the consummation of an additional financing transaction resulting in gross proceeds of at least $10 million.

        By letter agreement dated June 16, 2000 (the "Letter Agreement"), the Company offered (i) to permit the holders of Series B Preferred to convert their shares of Series B Preferred into Common Stock at an effective conversion ratio of $0.50 or (ii) to redeem the Series B Preferred at the then effective redemption price ($100 per share plus accrued dividends). In addition, whether a holder elected to convert shares of Series B Preferred or to be redeemed, the Company agreed to issue to the holders, ratably in accordance with their respective percentage interests in the outstanding Series B Preferred, an aggregate of 122,800 three-year warrants to purchase Common Stock at an exercise price of $0.75 per share and 200,000 three-year warrants to purchase Common Stock at an exercise price of $1.50 per share (collectively, the "Additional Warrants"). The Company also agreed to reduce the exercise price of the Original Warrants from $1.50 to $0.75. In addition, the Company agreed to issue to certain placement agents (who received commissions consisting of three-year warrants to purchase a total of 58,163 shares of Common Stock (the "Commission Warrants") in connection with the original Series B financing) a total of 17,820 three-year warrants to purchase Common Stock at an exercise price of $0.75 per share and to reduce the exercise price of the Commission Warrants from $1.50 per share to $0.75 per share.

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

Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C
Preferred")

        On January 28, 2000, in a private placement, the Company sold 52,892 units each unit consisting of one share of Series C Preferred with a face value of $100 and 33.33 shares of the Company's Common Stock for approximately $5 million. Additionally, the Company reduced the exercise price on 2 million warrants previously issued to a Series C holder from $3.50 per share to $1.00 per share. The Series C Preferred was initially convertible into 2,644,600 shares of Common Stock at a conversion ratio of $2.00 per share and carried a 10% cumulative dividend.

        The Series C Preferred was mandatorily redeemable on the earlier of July 26, 2000 or upon the consummation of a financing transaction resulting in gross proceeds of at least $10.0 million. On April 24, 2000, the holders of the Series C Preferred extended the due date of the redemption of their shares from July 26, 2000 to December 26, 2000 (which was subsequently extended to February 15,
2001) in exchange for 2,247,067 shares of Common Stock and a reduction in the conversion ratio from $2.00 per share to $1.00 per share. The value of the shares issued and change in the conversion ratio was reflected during the second quarter of 2000 as an additional deemed dividend in the amount of $8,560,417.

        On June 14, 2000, the Company issued 7,500 shares of Series C Preferred (the "New Series C Shares") and 250,000 shares of Common Stock for $750,000. In accordance with such issuance, the Company also agreed to reduce the exercise price on 2,000,000 warrants held by the purchaser from $1.00 to $0.50 per share. The Company also paid a fee in connection with the issuance of such shares of
562.5 shares of New Series C Shares, five-year warrants to purchase 100,000 shares of Common Stock at a price of $1.88 per share and 18,750 shares of Common Stock.

        The New Series C Shares have a stated value of $100 per share and accrued dividends at a rate of 10% per annum. The New Series C Shares were convertible into shares of Common Stock at an effective conversion ratio of $1.00.

        On July 18, 2000, the holders of the Series C Shares and the New Series C Shares agreed to waive the requirement that the failure of the Company to redeem the Series C Preferred on or before December 26, 2000 would trigger a reduction in the conversion price of the Series C Preferred from $1.00 to $0.25. In consideration for this waiver, the Company agreed to issue to such holders an aggregate of 1,523,750 shares of Common Stock, pro rata in accordance with their percentage holdings of the Series C Shares and New Series C Shares, and to issue as a fee in connection with such waiver an additional 1,500 shares of Series C Preferred and 50,000 shares of Common Stock. The value of the shares issued was reflected during the third quarter of 2000 as an additional deemed dividend in the amount of $3,026,028.

        On December 19, 2000, the holders of the Series C Shares and the New Series C Shares agreed to extend the mandatory redemption date of the Series C Preferred from December 26, 2000 to January 26, 2001. On January 25, 2001, the holders agreed to further extend the redemption date from January 26, 2001 to February 15, 2001. The holders also agreed to waive any default arising out of the Company's failure to redeem such shares prior to February 15, 2001. On February 15, 2001, the Company redeemed an aggregate 22,992 Series C Shares and New Series C Shares for an aggregate redemption price of $2,299,200 plus accrued and unpaid dividends of $122,300. The holders converted all of the remaining Series C Shares and New Series C Shares into 3,946,250 shares of Common Stock (at an effective conversion ratio of $1.00 per share). In consideration of the agreement of the holders to convert the Series C Shares and New Series C Shares (which would otherwise have been mandatorily redeemable by the Company in full on February 15, 2001), the Company agreed to issue to the holders, pro rata in accordance with the number of shares converted by each of them, an aggregate of 666,400 additional shares of Common Stock. The Company will record a $900,000 non-cash dividend in the first quarter of 2001 reflecting the fair value of the 666,400 additional shares issued. The Company agreed to pay one of the holders of the Series C Preferred a fee of $100,000 in connection with its services relating to the negotiation of these agreements.

        The redemption of the Series C Shares and New Series C Shares was funded in part through the issuance and sale by the Company through February 2001 in private placements of an aggregate of 1,500,000 shares of Common Stock at a price of $1.00 per share.

NOTE J - Preferred Stock Accounting

        The Company accounted for the issuances of its preferred stock as described in Note I in accordance with EITF Issue No. 98-5, as amended by EITF Issue No. 00-27. Both Issues are titled "Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". As a result of the issuance and adoption of EITF 00-27 in November 2000, the Company has adjusted preferred stock dividends recorded in prior 2000 quarters that were related to effective beneficial conversion features resulting in approximately $1.8 million of additional dividends recorded in the fourth quarter of 2000.

        The following table summarizes (i) the allocation of the proceeds from the issuances of preferred stock with Common Stock and Common Stock purchase warrants, (ii) the preferred stock dividends and reduction in retained earnings resulting from the beneficial conversion feature and (iii) the incremental preferred stock dividends and reduction in retained earnings that would result from contractual changes in conversion prices in the event of a default:





                            SERIES A      SERIES B        SERIES C       NEW SERIES C
                            --------      --------        --------       ------------

Mandatory redemption amount $ 2,150,000   $1,535,000      $  5,439,200      $ 806,250
                             ==========    =========       ===========       ========

Allocation of proceeds to:
  Preferred stock            $1,428,571   $1,173,715      $  2,401,352       $372,844
  Common stock                      430           --             1,763            269
  Additional paid-in capital  1,860,999    1,282,285         4,948,237        749,731
  Retained earnings          (1,290,000)    (921,000)       (2,401,352)      (372,844)
                             ----------   ----------       -----------       ---------
  Gross proceeds            $  2,000,000  $1,535,000      $  4,950,000     $  750,000
                             ===========   =========        ==========       ========

        The following table summarizes the preferred stock dividends recorded for the year ended December 31, 2000.

                           SERIES A   NEW SERIES A     SERIES B     SERIES C    NEW SERIES C     TOTAL
                           --------   ------------     --------     --------    ------------     -----
 Deemed dividends at
     issuance             $1,428,571   $2,243,804    $1,173,715    $2,401,352     $372,844      $7,620,286

 Deemed dividends
    accreted/
   conversion             15,074,455     -              911,441    14,701,943      433,406      31,121,245

  Contractual
   dividends                  _           250,954        69,524       496,617       44,180         861,275
                         -----------   ----------    ----------   -----------   ----------     -----------

    Totals               $16,503,026   $2,494,758    $2,154,680   $17,599,912     $850,430     $39,602,806
                         ===========   ==========    ==========   ===========   ==========     ===========

        All of the preferred shares, except for the New Series A Shares, were issued with effective beneficial conversion features representing the difference between the market value of the Company's Common Stock and the initial effective conversion ratio on the date of issuance, based upon the amount of proceeds allocated to the preferred shares. Since the preferred shares were immediately convertible into Common Stock, the intrinsic value of the beneficial conversion feature has been recognized as deemed dividends on the date of issuance.

        Deemed dividends accreted/conversion represents (i) normal accretion of the difference between the carrying value of the preferred stock and its mandatory redemption value; (ii) additional deemed dividends resulting from reductions in conversion prices relating to effective beneficial conversion features; (iii) Common Stock and warrants issued to holders in exchange for extending mandatory redemption dates of certain of the preferred stock and (iv) Common Stock issued on the conversion of the preferred stock. The Common Stock and warrants issued or repriced in connection with extensions and conversions described in (ii) and (iii) were accounted for at their fair market values on their respective dates of issuance.

NOTE K - Note Receivable for Common Stock

        In June 1999, the Company issued 2.5 million shares of its Common Stock to the seller of DSI for $1.00 per share in exchange for a note receivable with interest at 7.75% per annum. In January 2000, the note was amended, at which time the seller paid $2,500 of the principal and the due date for the remaining balance was extended to January 2003 (except that if the holder sells any portion of the stock, a portion of the proceeds from such sale must be applied toward repaying the note). In addition, the requirement to pay interest was rescinded. The stock note receivable is presented in the stockholders' equity section of the balance sheet. The seller has pledged 1.9 million shares as collateral for the note. The seller has the right to sell up to 600,000 shares back to the Company for $3.00 per share from January 2001 to the date that is 180 days following the effective date of a registration statement covering the shares.

NOTE L - Acquisition Bridge Loans

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

        The proceeds received from the issuance of the note with Common Stock were allocated to each component based on their relative fair values on January 20, 2000 (the date of issuance). The fair value of the Common Stock on January 20, 2000 was $2.31 and resulted in discounted carrying value to the note of $200,000 and an increase to stockholders' equity of $100,000.

        The Company defaulted on its obligation to repay the note on its due date and, as a result, the interest rate increased to 18% per annum and the Company was required to immediately issue 50,000 additional shares of its Common Stock to Commtel.

        On March 21, 2000, Commtel agreed to convert the note into 614,048 shares of Common Stock (representing a $0.50 per share conversion ratio) in settlement of the $300,000 principal balance plus accrued interest of approximately $7,000. In addition, the Company was also required to issue an additional 77,500 shares of Common Stock to Commtel pursuant to the default provisions of the note under which Commtel was entitled to 2,500 additional shares of Common Stock for each day the note remained in default. As a result of the above, Commtel received an aggregate of 816,548 shares of Common Stock.

        As a result of the conversion, the Company recorded additional interest expense of approximately $1.2 million, including (i) contractual interest of 10%; (ii) the fair market value of additional shares of Common Stock issued in exchange for the holders agreement to convert; (iii) the additional shares issued under the penalty provision; (iv) and the intrinsic value of the beneficial conversion of the note into 614,048 shares of Common Stock.

Fontenelle Subordinated Bridge Note

        On January 25, 2000, the Company entered into a Subordinated Bridge Note agreement with Fontenelle LLC in the principal amount of $500,000, due with accrued interest at 10% per annum on March 25, 2000. The proceeds of the loan were used to acquire DSI. The loan was repaid with interest of approximately $8,000 on March 24, 2000.

D2 Loan

        On January 25, 2000, the Company entered into a Convertible Subordinated Bridge Loan in the amount of $300,000 with D2 Partners (the "D2 Loan"). The proceeds of this loan were used to acquire DSI. The D2 Loan was repayable with interest at 10% per annum on July 26, 2000. The Company paid the D2 Loan in full, with interest of approximately $11,000, in June 2000.

NOTE M - Notes Payable

Management Group Note

        On April 6, 2000, the Company entered into a term loan agreement with The Management Group pursuant to which the Company borrowed $250,000. The loan accrued interest at 10% per annum, compounded daily, and matured on July 31, 2000. In connection with the execution and delivery of the term loan agreement, the Company issued 100,000 five-year Common Stock purchase warrants, with an estimated fair value of $103,000, at an exercise price of $1.50 per share. On July 31, 2000, the Company paid $100,000 of the outstanding principal of the loan plus accrued interest and agreed with the holder to extend the maturity of the remaining principal balance to December 31, 2000 in consideration of the issuance to such holder of 80,000 five-year Common Stock purchase warrants, with an estimated fair value of $133,600, at an exercise price of $2.00 per share. The fair value of such warrants was estimated using the Black-Scholes option pricing model. The Company repaid the remaining balance of the loan, with interest of approximately $11,000, in December 2000.

Hermitage Capital Corp. Note

        On June 20, 2000, the Company entered into a note agreement with Hermitage Capital Corp. ("Hermitage") for $178,800, which represented a portion of Hermitage's fees earned in connection with the Company's Series C Preferred financing. The note accrued interest at 9% per annum. The Company repaid $100,000 of the note with interest of approximately $3,000 on September 1, 2000. The balance of the note was repaid, with interest of approximately $2,000, in November 2000.

NOTE N - Costs of Acquisitions not Consummated

        In August 2000, the Company entered into an agreement (the "Agreement"), to acquire National Syndications, Inc. ("NSI"), a direct marketer of consumer products and a party to service advertising contracts. In February 2001, the Company and NSI terminated the Agreement. As a result of such termination, in the fourth quarter of 2000, the Company recorded a charge of $967,500, representing the write-off of non-refundable deposits and professional fees incurred related to the NSI transaction.

        In February 2000, the Company announced its decision not to exercise its options to purchase 50.1% of the outstanding Common Stock of AmeriNet and all of the outstanding Common Stock of Hamilton Telecommunications, Ltd. ("Hamilton"). As a result, the Company recorded a charge of $621,716 during the fourth quarter of 1999 representing the cost of legal and professional fees. The charge, principally consists of legal and professional fees, including $38,000 for the fair value of Common Stock purchase warrants and $432,000 for 225,000 shares of Common Stock that were issued to various consultants.

        In connection with the AmeriNet agreement, the Company made a $500,000 loan to AmeriNet, which bears interest at 8%. At December 31, 2000 and 1999, the entire amount of the note was reserved due to its uncertainty of collection.

NOTE O - Extraordinary Loss

        As part of the DSI Acquisition, the Company agreed to provide a $1.5 million credit facility to AmeriNet (see Note C). During 2000, the Company loaned an aggregate $300,000 in connection with the credit facility. In November 2000, the Company exchanged 1.0 million shares of its Common Stock, with a fair value of $1.9 million, in full satisfaction of the remaining obligation to AmeriNet and accordingly, recognized in the fourth quarter 2000, an extraordinary loss on the extinguishment of acquisition liability of $767,500.

NOTE P - Deferred Acquisition Costs

        In 1999, deferred acquisition costs of $514,317 principally represent legal and consulting fees incurred in connection with the Company's acquisition of the assets and business of DSI and include $272,000 for the fair value of warrants issued to consultants in exchange for services. These costs were added to the acquisition purchase price in determining the total cost to be allocated to the net assets acquired (see Note C).

NOTE Q - Income Taxes

        Significant components of the Company's deferred tax assets are as follows:


                                                                    2000        1999
                                                                 ----------  ----------
      Net operating losses                                       $2,800,000  $2,365,000
      Organization and start-up costs                                50,000      72,000
      Common stock purchase warrants issued for services          2,200,000   1,356,000
      Bad debt reserve                                              400,000     200,000
      Executive bonuses                                             500,000        -
      Accrued vacation pay                                           50,000       7,000
                                                                 ----------  ----------

                                                                  6,000,000    4,000,000
      Valuation allowance                                        (6,000,000)  (4,000,000)
                                                                 ----------  -----------

      Net deferred tax asset                                     $     --    $    --
                                                                 ==========  ===========

        As of December 31, 2000, the Company has Federal and state net operating loss carryforwards of approximately $7.0 million that will be available to offset future taxable income, if any, through December 2020. The utilization of net operating losses is subject to a substantial limitation due to the "change of ownership" provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A 100% valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences due to the uncertainty that their benefit will be realized in the future.

        The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements.


                                                                       2000       1999
                                                                     --------    -------

       Computed "expected" benefit
               for Federal income taxes                               (34.0%)     (34.0%)
       Increase in valuation allowance
               for deferred tax assets                                 42.1        40.7
       Effect of State income taxes, net of Federal benefit            (3.2)       (6.7)
       Permanent differences                                            1.0          -
                                                                       -----       -----

                                                                        5.9%        --%
                                                                     ========    =======

NOTE R - Related Party Transactions

        The Company paid $266,000 to a consulting firm owned by one of its directors for services rendered in connection with obtaining the revolving credit facility described in Note F, including $85,000 in cash through December 31, 1999, a $125,000 success fee and 30,000 Common Stock purchase warrants with a fair value of approximately $56,000 upon closing the agreement in January 2000.

        During 2000, the Company paid approximately $575,000 to the seller of DSI, who is the beneficial owner of more than 5% of the Company's Common Stock, for consulting fees and expenses, and paid approximately $200,000 in property lease payments to a partnership of which the seller of DSI is a partner.

        During 2000, the Company paid Capital Research Ltd., a beneficial owner of more than 5% of the Company's Common Stock, approximately $128,000 in cash and issued approximately 150,000 Common Stock purchase warrants with a fair value of approximately $116,000 for consulting services. Additionally, the Company paid such shareholder approximately $44,000 in cash, issued 5,455 shares of the Company's Series C Preferred stock, with a fair value of approximately $330,000, issued 1,039,672 shares of the Company's Common Stock, with a fair value of approximately $1.8 million, and issued 417,334 Common Stock purchase warrants with a fair value of approximately $1.1 million for services provided in connection with the initial issuance and subsequent extensions and revisions of the Company's Series A and Series C Preferred stock.

NOTE S - Commitments

Employment Agreements

        The Company has employment agreements with its four executive officers providing for aggregate annual compensation amounting to approximately $1.2 million per annum plus bonuses (as defined in the agreements) and severance pay in excess of $2.0 million for termination under certain circumstances.

        In addition, the Company also has agreements with several of its employees providing for aggregate annual compensation amounting to $1.0 million per annum plus bonuses (as defined in the agreements) and severance pay in excess of $1.3 million for termination under certain circumstances.

Employment Benefit Plans

MOS has a defined contribution plan (the "Plan") under Section 401(k) of the Internal Revenue Code which is available to all employees who meet established eligibility requirements. Employee contributions are generally limited to 15% of the employee's compensation. Under the provisions of the Plan, MOS may match a portion of the participating employees' contributions. MOS's total contributions to the Plan in 2000 were approximately $27,000.

Leases

        The Company leases certain facilities and equipment under operating leases having terms ranging from three to ten years. The operating leases expire in 2011. As of December 31, 2000, future minimum lease payments under noncancellable operating leases are as follows:


------------------- -----------------
       2001                 $871,800
       2002                  966,300
       2003                  896,600
       2004                  684,400
       2005                  566,600
Thereafter                 2,652,000
                           ---------
Total                     $6,637,700
                          ==========

NOTE T - Stock Options

        In December 1998, the Board of Directors approved the adoption of a stock option plan (the "Plan"). The Plan authorizes the Compensation Committee to administer the Plan and to grant to eligible directors, officers, employees and consultants of the Company, non-qualified and "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. The Plan, as amended, provides for the reservation and availability of up to 6,500,000 shares of Common Stock of the Company, subject to future stock splits, stock dividends, reorganizations and similar events. The exercise price of incentive stock options may not be less than the fair market value of a share of the Common Stock at the date of grant. The

Compensation Committee has the discretion to set the exercise price of non-qualified stock options that are not incentive stock options. The Plan limits the number of shares with respect to which options may be granted in a year to any one optionee to 2,000,000 shares.

        The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 applies the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans and therefore has not recognized compensation expense for stock options issued to employees and Directors, since the exercise prices of those awards are equal to the fair market value of the Company's Common Stock on the date of grant.

        If the Company had elected to recognize compensation expense based upon the fair value at the grant date, consistent with the methodology prescribed by SFAS No. 123, pro forma net loss and net loss per share to Common Stockholders for the years ended December 31, 2000 and 1999 would have increased to the following pro-forma amounts:


                                                     2000         1999
                                                 -----------  -----------
      Net loss
        As reported                              $(4,985,950) $(9,510,133)
        Pro forma                                 (5,556,211)  (9,697,124)

      Net loss per share to common
        As reported                              $     (1.84) $      (.80)
        Pro forma                                      (1.85)        (.82)

        The following table summarizes the stock option activity for the years ended December 31, 2000 and 1999:

                                                     2000                   1999
                                           ---------------------- ---------------------

                                                                              WEIGHTED-
                                                         WEIGHTED-             AVERAGE
                                                          AVERAGE             EXERCISE
                                                         EXERCISE               PRICE
                                              OPTIONS     PRICE     OPTIONS
                                             ----------  --------- ---------  ---------

Outstanding - beginning of the year            482,000     $2.87      150,000    $1.00
Granted                                      4,007,000      1.99      450,000     3.01
Canceled                                      (375,000)     3.74     (118,000)    1.00
                                             ---------             ---------
Outstanding - end of the year                 4,114,000     1.93      482,000     2.87
                                              =========              =======

Options exercisable                           1,008,743     1.88      200,000     2.35

Weighted average fair value of
  options granted during the year                            .81                   .75

        The following table summarizes additional information about outstanding and exercisable stock options at December 31, 2000.

                                         WEIGHTED-
                                          AVERAGE   WEIGHTED-                WEIGHTED-
          RANGE OF                       REMAINING   AVERAGE                  AVERAGE
          EXERCISE              NUMBER  CONTRACTUAL EXERCISE     NUMBER      EXERCISE
           PRICES             OUTSTANDING  LIFE      PRICE     EXERCISABLE     PRICE
                            ------------ ---------  --------- ------------- -----------
        $1.00 - $1.38           463,000       3.0       $1.12      313,589       $1.01
        $1.88 - $3.20         3,551,000       4.6       $1.91      645,154       $1.96
            $6.38               100,000       2.7       $6.38       50,000       $6.38
                                -------                             ------
                              4,114,000                          1,008,743
                              =========                          =========

        The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions in 2000 and 1999: an expected life of five years, a risk-free interest rate of 6% and a volatility factor of 35%.

NOTE U - Stockholders' Equity

        At December 31, 2000, the Company was authorized to issue 100,000,000 shares of Common Stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. A summary of the Company's Common Stock issuances for the years ended December 31, 2000 and 1999 is as follows:

                                                              2000                      1999
                                                   --------------------------  ------------------------
                                                      SHARES         AMOUNT       SHARES      AMOUNT
                                                   -----------     ----------  -----------  -----------


Cash                                                       ---    $      ---     2,957,750   $3,009,498
In connection with preferred stock transactions     12,296,383      2,748,321          ---          ---
Acquisition of WeFusion                                760,000      1,928,100          ---          ---
In connection with debt transactions                   816,548      1,498,318          ---          ---
Note receivable                                            ---            ---    2,500,000    2,500,000
Non-cash (principally consulting
 services)                                           1,688,374      1,358,955    1,215,000    3,232,750
                                                   -----------     ----------    ---------    ---------


                                                   $15,561,305     $7,533,694    6,672,750   $8,742,248
                                                   ===========     ==========    =========   ==========

        The 1999 shares sold for cash include 28,500 shares issued pursuant to the exercise of Common Stock purchase warrants.

        As of December 31, 2000, there were 29,604,519 issued and outstanding shares of Common Stock. If the holders of all outstanding options and Common Stock purchase warrants as of December 31, 2000 exercised those options and warrants, and the holders of all outstanding convertible securities as of that date converted them into Common Stock, the Company would be required to issue approximately 27.1 million additional shares of Common Stock, based on current exercise and conversion prices.

NOTE V - Consulting Expenses

        The Company recorded consulting expenses totaling $4.1 million and $6.6 million in 2000 and 1999, respectively. Included in the charges for 2000 are approximately $1.6 million of non-cash charges reflecting the estimated fair value of warrants and options granted to purchase 2,512,000 shares of Common Stock at a range of between $1.00 to $4.00 per share with terms of between two and five years. Included in the charges for 1999 are approximately $3.3 million of non-cash charges reflecting the estimated fair value of five-year warrants granted to purchase 860,000 shares of Common Stock at a range of between $1.00 to $2.00 per share. The fair value of such warrants was estimated using the Black-Scholes option pricing model. Additionally, approximately $1.1 million and $2.7 million of the consulting costs incurred in 2000 and 1999, respectively, reflects the fair value of 535,000 shares and 870,000 shares of the Company's Common Stock issued for professional services rendered in 2000 and 1999, respectively.

        NOTE W - Subsequent Events

        On December 19, 2000, the holders of the Series C Shares and the New Series C Shares agreed to extend the mandatory redemption date of the Series C Preferred from December 26, 2000 to January 26, 2001. On January 25, 2001, the holders agreed to further extend the redemption date from January 26, 2001 to February 15, 2001. The holders also agreed to waive any default arising out of the Company's failure to redeem such shares prior to February 15, 2001. On February 15, 2001, the Company redeemed an aggregate of 22, 992 Series C Shares and New Series C Shares for an aggregate redemption price of $2,299,200 plus accrued and unpaid dividends of $122,300. The holders converted all of the remaining Series C Shares and New Series C Shares into 3,946,250 shares of Common Stock (at an effective conversion ratio of $1.00 per share). In consideration of the agreement of the holders to convert the Series C Shares and New Series C Shares (which would otherwise have been mandatorily redeemable by the Company in full on February 15, 2001), the Company agreed to issue to the holders, pro rata in accordance with the number of shares converted by each of them, an aggregate of 666,400 additional shares of Common Stock. The Company will record a $900,000 non-cash dividend in the first quarter of 2001 reflecting the fair value of the 666,300 additional shares issued. The Company agreed to pay one of the holders of the Series C Preferred a fee of $100,000 in connection with its services relating to the negotiation of these agreements.

        The redemption of the Series C Shares and New Series C Shares was funded in part through the issuance and sale through February 2001 in private placements of an aggregate of 1,500,000 shares of Common Stock at a price of $1.00 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.



                                    PART III

        The information and accompanying exhibits called for by Item 9. "Directors, Executive Officers, Promoters and Control Persons; Compliance With
Section 16(a) of the Exchange Act," Item 10. "Executive Compensation," Item 11. "Security Ownership of Certain Beneficial Owners and Management," and Item 12. "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which definitive proxy statement is expected to be filed with the Commission no later than 120 days after the end of the fiscal year to which this Report relates.

ITEM 9. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.    Description

2.1 Asset Purchase Agreement made and entered into as of January 28, 2000, by and among the Company, Direct Sales International, Inc. and Richard Prochnow, incorporated by reference to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission, February 14, 2000.

2.2 Option Agreement dated June 9, 1999 by and among the Company, Direct Sales International L.P. and Richard Prochnow, incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

3.1 Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Company's Form 10-12G, filed with the Securities and Exchange Commission on February 24, 1999.

3.2 Certificate of Designation of Series A Convertible Preferred Stock, par value $.001 ("Series A Preferred"), filed with the Secretary of State of Delaware on January 28, 2000, incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999.

3.3 Certificate of Elimination of Series A Preferred, filed with the Secretary of State of Delaware on June 9, 2000.*

3.4 Certificate of Designation of Series B Convertible Preferred Stock, par value $.001 filed with the Secretary of State of Delaware on January 28, 2000, incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999.

3.5 Certificate of Designation of Series C Convertible Preferred Stock, par value $.001 filed with the Secretary of State of Delaware on January 28, 2000, incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999.

3.6 Certificate of Designation of Series A Convertible Preferred Stock, par value $.001, filed with the Secretary of State of Delaware on June 9, 2000, incorporated by reference to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2000.

3.7 Corrected Certificate of Designation of Series A Convertible Preferred Stock of the Company filed with the Secretary of State of Delaware on August 1, 2000, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2000.

3.8 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on October 11, 2000, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2000.

3.9 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on December 28, 2000, incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000.

3.10 Amended and Restated By-Laws of the Company, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

4.1 Revised Common Stock Purchase Warrant to Purchase 225,000 shares of the Company's Common Stock issued to The Shaar Fund, Ltd., dated June 9, 2000, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2000.

4.2 Common Stock Purchase Warrant to Purchase 150,000 shares of the Company's Common Stock issued to The Shaar Fund, Ltd., dated August 1, 2000, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2000.

4.3 Warrant Certificate dated August 23, 1999 issued to Steven Antebi representing the right to purchase 850,000 shares of the Company's Common Stock, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2000.

4.4 Form of Common Stock Purchase Warrant (without cashless exercise provisions issued to former holders of Series A, B and C convertible preferred stock, various consultants, professionals and others.*)

4.5 Form of Common Stock Purchase Warrant (with cashless exercise provisions issued to various consultants, professional and others.*)

4.6 Form of Common Stock Purchase Warrant issued to various call center proprietors.*

4.7 Warrant Certificate issued to Imperial Credit Industries, Inc., as nominee for Coast Business Credit, representing the right to purchase 300,000 shares of the Company's Common Stock (subject to anti-dilution adjustments).*

4.8 Warrant Certificate issued to Interactive Marketing Technologies Group, Inc. representing the right to purchase up to 330,000 shares of the Company's Common Stock.*

4.9 Warrant Certificate issued to Steven Vanechanos representing the right to purchase up to 125,000 shares of the Company's Common Stock.*

4.10 Warrant Certificate issued to East Coast Magazine Sales representing the right to purchase up to 150,000 shares of the Company's Common Stock.*

4.11 Warrant Certificate issued to International Marketing Association, Inc. representing the right to purchase up to 250,000 shares of the Company's Common Stock.*

10.1 Coast Credit Loan and Security Agreement, between Coast Business Credit, a division of Southern Pacific Bank ("Coast") and Direct Sales International, Inc., dated as of January 28, 2000, incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999.

10.2 Amendment to Coast Credit Loan and Security Agreement, between Coast and Direct Sales International, Inc., dated as of January 28, 2000, incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999.

10.3(a) Amendment to Loan Documents between Coast and Media Outsourcing, Inc., dated as of March __, 2000, incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999.

10.3(b) Second Amendment to Coast Credit Loan and Security Agreement, between Coast and Direct Sales International, Inc., dated as of March 6, 2000, incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999.

10.4 Amendment to Coast Credit Loan and Security Agreement, between Coast and Direct Sales International, Inc., dated as of March 30, 2000, incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999.

10.5 Continuing Guaranty executed by the Company as Guarantor, in favor of Coast, with respect to the indebtedness of Direct Sales International, Inc., dated as of January 28, 2000, incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999.

10.6(a) Lease Agreement, dated October 1, 1996, between P & T Properties, L.L.C., Lessor, and Direct Sales International, L.P., Lessee.*

10.6(b) First Amendment to Lease Agreement, dated January 1, 1999, between P & T Properties, L.L.C., Lessor, and Direct Sales International, L.P., Lessee.*

10.7 Registration Rights Agreement, dated as of June 9, 2000, between the Company and the holder of the New Series A Shares, incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2000.

10.8 Letter Agreement between the Company and the holders of the Series B Convertible Preferred Stock, dated June 16, 2000, incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2000.

10.9 Employment Agreement between the Company and Ronald Altbach dated as of January 1, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.+

10.10 Employment Agreement between the Company and Richard Kaufman, dated as of May 1, 2000, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2000.+

10.11(a) Employment Agreement between the Company and Polly Bauer dated as of September 20, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1999.+

10.11(b) Summary of terms of agreement between the Company and Polly Bauer relating to the termination of her employment with the Company, effective as of December 31, 2000. *+

10.12 Employment Agreement between the Company and Tim S. Ledwick dated as of September 21, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-QKB for the period ended September 30, 1999.+

10.13 Employment Agreement between the Company and Andrew Nelson, dated as of November 2, 2000.* +

10.14 Employment Agreement between Symposium Fusion, Inc. (f/k/a WeFusion.com, Inc.) and Christopher Thompson, dated as of November 30, 2000. *+

10.15 Employment Agreement between Media Outsourcing Inc. (f/k/a Direct Sales International, Inc.) and Dennis Gougion, dated as of January 28, 2000.* +

10.16           1998 Stock Option Plan of the Company, as amended as of December
                31, 2000.*+

10.17 Letter Agreement, dated April 24, 2000, by and among the Company and the holders of the Series C Shares.*

10.18 Letter Agreement, dated May 30, 2000, by and among the Company and the holders of the Series C Shares.*

10.19 Letter Agreement, dated July 18, 2000, by and among the Company and the holders of the Series C Shares.*

10.20 Letter Agreement, dated December 19, 2000, by and among the Company and the holders of the Series C Shares, incorporated by reference to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on December 29, 2000.

10.21 Letter Agreement, dated December 28, 2000, by and among the Shaar Fund and the Company, incorporated by reference to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on December 29, 2000.

10.22 Agreement and Plan of Merger, dated November 30, 2000, by and among WeFusion.com, Inc., the Company, Symposium Fusion, Inc. and certain stockholders of WeFusion.com, Inc.*

21              List of subsidiaries of the Company.*

99.1 Registration Rights Agreement made and entered into as of January 28, 2000 by and between the Company and Richard Prochnow, incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission February 14, 2000.

99.2 Amended Non-Negotiable Secured Promissory Note made by Richard Prochnow payable to the order of the Company, dated January 28, 2000, incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2000.

99.3 Consulting Agreement between the Company, Direct Sales International, Inc. and Richard Prochnow, incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2000.

99.4 Loan Agreement made and entered into as of January 28, 2000, between the Company and AmeriNet, incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission, on February 14, 2000.

99.5            Form of Registration Rights Agreement.*

99.6 Letter Agreement, dated August 3, 2000, among the Company, Executive Management Services and Rupert Galliers-Pratt.*

-----------------

* Filed herewith.
+ Management contract or compensatory plan identified pursuant to Item 13(a).


(b) Reports on Form 8-K

        On December 29, 2000, the Company filed a Current Report on Form 8-K reporting the name change to Cross Media Marketing Corporation, the extension of the mandatory redemption date of the Series C Shares Stock, and the agreement with the holder of all the New Series A Shares regarding conversion and dividends of the New Series A Shares.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 26, 2001                CROSS MEDIA MARKETING
                                    CORPORATION

                                      By:  /s/ Ronald Altbach
                                         -----------------------------
                                         Name:  Ronald Altbach
                                         Title: Chairman, Director and
                                                Chief Executive Officer



        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                            /s/ Ronald Altbach
                                            ------------------------------------
                                            Name: Ronald Altbach
                                            Title:  Chairman, Director and
                                            Chief Executive Officer


                                             /s/ Richard Kaufman
                                            ------------------------------------
                                            Name: Richard Kaufman
                                            Title: Director and President

                                             /s/ Tim. S. Ledwick
                                            ------------------------------------
                                            Name: Tim S. Ledwick
                                            Title: Chief Financial Officer

                                             /s/ Richard Cohen
                                            ------------------------------------
                                            Name: Richard Cohen
                                            Title: Director

                                             /s/ Bruce Dorskind
                                            ------------------------------------
                                            Name: Bruce Dorskind
                                            Title: Director

                                             /s/ Ken Lambert
                                            ------------------------------------
                                            Name: Ken Lambert
                                            Title: Director

Date:  March 26, 2001