Form 10QSB
period 2001-03-31
CROSS MEDIA MARKETING CORP
filed 2001-05-15
CIK 1069201

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549


                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended March 31, 2001

                         Commission file number 0-25435

                        CROSS MEDIA MARKETING CORPORATION
        (Exact name of small business issuer as specified in its charter)

                               Delaware 13-4042921
                 (State of Incorporation) (IRS. Employer ID No.)

                          461 Fifth Avenue, 19th Floor
                            New York, New York 10019
                    (Address of Principal Executive Offices)

                                 (212) 457-1200
                (Registrant's Telephone No. including area code)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                 YES    X                                       NO
                     -------


        The number of shares outstanding of each of the Registrant's classes of common equity, as of April 30, 2001, is as follows:

             Class of Securities                            Shares Outstanding
             -------------------                            ------------------
        Common Stock, $.001 par value                           35,788,455


    Transitional Small Business Disclosure Format (check one):  Yes___  No  X
                                                                          -----

                        CROSS MEDIA MARKETING CORPORATION

                                   FORM 10-QSB

                                 March 31, 2001

                                 C O N T E N T S


PART I. FINANCIAL INFORMATION                                             PAGE

Item 1.        Financial Statements

               Consolidated Balance Sheet March 31, 2001 (unaudited)

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2001 and March 31, 2000

Consolidated Statements of Stockholders' Equity (unaudited) for the three months ended March 31, 2001

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2001 and March 31, 2000

Notes to Consolidated Financial Statements..................................F-1

Item 2. Management's Discussion and Analysis or Plan of Operation.............1


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings.............................................11

Item 2.        Change in Securities and Use of Proceeds......................11

Item 3.        Defaults Upon Senior Securities...............................13

Item 4.        Submission of Matters to a Vote of Security Holders...........13

Item 5.        Other Information.............................................13

Item 6.        Exhibits and Reports on Form 8-K..............................13

SIGNATURES

Item 1. Condensed Consolidated Financial Statements


               Cross Media Marketing Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                  (unaudited)
                                 March 31, 2001

Assets:
Current assets
        Cash and cash equivalents                              $      1,825,350
        Trade accounts receivable, net of collection and
            cancellation reserve of $24,358,487                      28,029,964
        Other receivables                                             2,860,679
        Prepaid expenses                                                509,895
        Deferred expense                                              1,052,487
                                                              -----------------
                Total current assets                                 34,278,375

        Property and equipment (at cost, less accumulated
        depreciation)                                                 1,061,214
        Deferred financing costs                                        713,389
        Goodwill                                                      8,192,436
        Other assets                                                    661,460
                                                               ----------------
                                                               $     44,906,874
                                                               ================
Liabilities and Stockholders' Equity:
Liabilities
       Revolving credit facility                               $     12,167,170
       Accounts payable and accrued expenses                          5,479,545
       Accrued closing costs                                          1,400,000
       Amounts due to publishers                                      7,745,262
       Deferred revenue                                               2,288,015
                                                               ----------------
            Total liabilities                                        29,079,992
                                                               ----------------

       Stockholders' equity:
       Convertible preferred stock, $5,062,500 liquidation
       value; authorized 10,000,000 shares; 50,625
       outstanding                                                    3,303,951
       Common stock, par value $.001 per share; authorized
       100,000,000 shares; 35,743,669 issued and outstanding             35,744
       Additional paid in capital                                    69,612,694
       Note receivable - common stock                                (2,497,500)
       Accumulated deficit                                          (54,628,007)
         Total stockholders' equity                                  15,826,882
                                                               ----------------
                                                               $     44,906,874
                                                               ================

The accompanying notes are an integral part of this statement.


                        Cross Media Marketing Corporation and Subsidiaries
                         Condensed Consolidated Statements of Operations
                                           (unaudited)

                                                                  For the Three Months Ended
                                                                          March 31,
                                                                 2001                 2000
                                                                 ----                 ----
Revenues, net                                                $   20,894,581     $   12,686,613
Direct costs and expenses
       Commission expense                                         9,580,950          6,251,547
       Magazine costs                                             2,111,251          1,573,649
       Other direct costs                                         4,055,140          1,707,072
                                                             --------------     --------------
                                                                 15,747,341          9,532,268

       Gross profit                                               5,147,240          3,154,345
       Salaries and benefits                                      1,973,454            668,011
       Consulting expenses                                          284,704          1,558,379
       Other operating expenses                                   1,164,161            809,951
       Amortization of goodwill and other intangible
       assets                                                       226,568             96,931
                                                             --------------     --------------
       Total expenses                                             3,648,887          3,133,272
                                                             --------------     --------------

Income from operations                                            1,498,353             21,073
Other income, (expense)
      Interest expense                                             (458,089)        (2,108,637)
       Other income                                                 112,682            126,704
                                                             --------------     --------------

Income (loss) before income taxes                                 1,152,946         (1,960,860)

Provision for income taxes                                          232,137                  -
                                                             --------------     --------------

Net income (loss)                                                   920,809         (1,960,860)

Preferred dividends                                               1,130,653         20,441,927
                                                             --------------     --------------

Net loss to common stockholders                              $     (209,844)    $  (22,402,787)
                                                             ==============     ==============

Basic and diluted loss per share                             $        (0.01)    $        (1.39)
                                                             ==============     ==============

Weighted - average shares of common stock outstanding -
   basic and diluted                                             32,791,690         16,136,457
                                                             ==============     ==============

The accompanying notes are an integral part of this statement.


         Cross Media Marketing Corporation and Consolidated Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 2001

                                                Common stock
                                                                               Additional
                                     Preferred      Number of                   Paid-in        Note       Accumulated
                                       Stock         Shares       Amount        Capital     Receivable      Deficit       Total
                                       -----         ------       ------        -------     ----------      -------       -----

Balance at January 1, 2001          $  3,303,951  $ 29,604,519  $   29,605   $ 63,221,911  $(2,497,500) $(54,418,163) $ 6,335,853

Sales of common stock                                1,500,000       1,500      1,406,500                               1,408,000

Common stock issued for consulting
  services                                              26,500          27         41,049                                  41,076

Warrants issued primarily for
  consulting services                                                              76,743                                  76,743

Common stock issued in connection
  with preferred stock conversion                    4,612,650       4,612      4,841,278                   (899,640)   3,946,250

Contractual dividends

                                                                                   25,213                   (231,013)    (205,800)

Net income for the three months
  ended March 31, 2001                                                                                       920,809      920,809

Balance at March 31, 2001              3,303,951    35,743,669  $   35,744     69,612,694  $(2,497,500)  (54,628,007) $12,522,931
                                    ============   ===========  ==========   ============  ===========  ============  ===========

The accompanying notes are an integral part of this statement.


                         Cross Media Marketing Corporation and Subsidiaries
                           Condensed Consolidated Statements of Cash Flows
                                             (unaudited)

                                                                          For the Three Months Ended
                                                                                   March 31,
                                                                            2001             2000
                                                                            ----             ----
 Cash flows from operating activities:

           Net income (loss)                                            $    920,809    $  (1,960,860)

           Adjustments to reconcile results of operations to net cash provided by operating activities:

           Value of common stock and common stock purchase warrants
               issued for services                                           111,975        1,614,523

           Non cash interest expense                                          92,167        1,688,667

           Depreciation and amortization                                     316,780          227,475

           Net change in asset and liability accounts, net of business acquired:

                 Accounts receivable                                      (1,793,855)      (1,699,003)

                 Prepaid expenses                                            (39,405)         268,150

                 Other assets                                                215,297         (988,162)

                 Payment of an Acquisition Liability                        (75,000)

                 Accounts payable and other accrued expenses                 334,307        1,202,073
                                                                        ------------    -------------
           Net cash provided by operating activities                          83,075          352,863
                                                                        ------------    -------------
 Cash flows from investing activities:

           Purchase of equipment                                            (285,134)         (22,870)

           Acquisition of DSI, net of cash acquired                                -      (23,235,190)
                                                                        ------------    -------------
           Net  cash used in investing activities                           (285,134)         (22,870)
                                                                        ------------    -------------
 Cash flows from financing activities:

           Proceeds from sales of preferred stock                                           8,418,000

           Proceeds from sales of common stock                             1,423,000                -

           Payments received on note receivable                                    -            2,500

           Proceeds from acquisition bridge notes                                  -        1,100,000

           Repayment of bridge note                                                -         (500,000)

           Repayment of short term notes                                        (891)               -

           Redemption of preferred stock                                  (2,100,000)               -

           Net funds drawn on revolver for DSI Acquisition                20,800,000       15,775,000

           Net repayments of Revolving Credit Agreement                  (20,254,340)      (1,673,399)

           Preferred dividends paid                                         (167,177)               -

           Deferred financing costs                                                -         (190,000)
                                                                        ------------    -------------
           Net  cash (used in) provided by financing activities             (299,408)      22,932,101
                                                                        ------------    -------------

 Net increase (decrease) in cash and cash equivalents                       (501,467)      23,262,094

           Cash and cash equivalents at beginning of period                2,326,817          337,615
                                                                        ------------    -------------

           Cash and cash equivalents at end of period                   $  1,825,350    $  23,599,709
                                                                        ============    =============

 Supplemental disclosure of cash flow information:                      $    360,080    $     414,545
           Interest paid during the period                              ============    =============

The accompanying notes are an integral part of this statement

               Cross Media Marketing Corporation and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (Unaudited)


NOTE A - Organization

We were incorporated in Delaware on May 9, 1997 under the name of Brack Industries Inc. We changed our name to Symposium Corporation in December 1998 and subsequently changed our name to Cross Media Marketing Corporation in December 2000. Our principal business strategy is to integrate well established direct marketing skills with a variety of new technologies, including e-mail marketing, web-based systems and interactive voice response, ultimately resulting in a multi-faceted marketing platform for the sale of products and services.

         In November 1999, we formed Media Outsourcing, Inc. ("MOS"), a wholly-owned subsidiary, to acquire the assets of Direct Sales International, LP. We completed this acquisition in January 2000 (see Note C).


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2000 as filed with our Form 10-KSB.

        Revenues: Revenues derived from originating magazine subscriptions are recognized by us when we receive the first installment payment for subscriptions purchased. The customer can cancel the subscription within ten days of the order. Amounts collected from customers prior to the expiration of the cancellation period are recorded as deferred revenues. Magazine subscription revenues are recorded net of cancellation and collection reserves. Such cancellation and collection reserves are based upon our historical cancellation and collection experience.

        Revenues also include commissions earned from publishers in connection with originating paid subscriptions for certain publications. Commissions are also earned from outside parties for securing memberships in a discount-buying club and sales of long-distance telephone services. Commission income is recognized when the related subscriptions or memberships are obtained. In the year ended December 31, 2000, two independent call centers accounted for approximately 35% of our magazine subscription revenues. These call centers could terminate their relationships with us, which could have a material adverse effect on our business.

        Commission Expense: Commission expense is recognized by us when we receive the first installment payment for subscriptions purchased. Amounts paid to brokers prior to the expiration of the cancellation period are recorded as deferred expenses.

        Reclassification: Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 classifications.

        Use of estimates in the Preparation of Financial Statements: The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE C- ACQUISITION OF DIRECT SALES INTERNATIONAL, LP ("DSI ACQUISITION")

        On January 28, 2000, through our wholly-owned subsidiary MOS, we acquired substantially all of the assets and assumed certain liabilities of Direct Sales International, LP ("DSI"), a Georgia limited partnership, for approximately $27.6 million, including closing costs of approximately $1.1 million and an agreement to provide approximately $1.5 million of funding to AmeriNet, Inc. ("AmeriNet"). The transaction was accounted for as a purchase business combination. We also granted to the seller of DSI the right, which has an intrinsic value of $1.2 million, to sell up to 600,000 shares of our Common Stock back to us at a fixed price.

        The acquisition was financed by borrowing $16 million ($15.8 million of proceeds, net of fees) under a revolving credit facility entered into contemporaneous with consummating the acquisition and the remainder was funded with proceeds received from sales of common stock and common stock purchase warrants, Series A, B and C convertible preferred stock and certain acquisition bridge loans that the company repaid during the year ended December 31, 2000.

        The following table provides an analysis of the purchase price of the DSI acquisition. The excess of the purchase price over the book value of the net assets acquired, which has been allocated to goodwill, is as follows:

        Cash consideration paid to the seller
                                                                 $25,000,000
        Commitment to fund AmeriNet, Inc.                          1,500,000
        Seller's stock put right                                   1,200,000
        Transaction expenses                                       1,114,317
                                                                 -----------

        Total purchase cost                                       28,814,317

        Fair value of net assets acquired                         21,798,469
                                                                 -----------

        Purchase price in excess of fair value
           of net assets acquired allocated to goodwill         $  7,015,848
                                                                ============

    Goodwill is being amortized on a straight-line basis over a ten-year period.

    The following pro-forma information illustrates the estimated effects of the DSI Acquisition as if such transaction was consummated on January 1, 2000:

                                                       For the three months
                                                          ended March 31,
                                                               2000
                                                       (in thousands except
                                                          per share data)
                                                          ---------------

        Total revenues                As reported             $12,686
                                      Pro forma                17,728

        Loss from                     As reported             $(1,961)
           continuing operations      Pro forma                (1,565)


        Basic and diluted             As reported             $ (1.39)
           Loss per share             Pro forma
                                                                (0.10)

NOTE D: REVOLVING CREDIT FACILITY

        On January 28, 2000, we and MOS entered into a three-year revolving credit facility ("Coast"), as amended, with a bank providing for borrowings of up to $20 million subject to certain availability limitations stipulated in the agreement. All borrowings under this facility are repayable with interest at the prime rate plus 2% per annum but not less than 9%. Cross Media Marketing and MOS are also required to maintain certain minimum earnings ratios and levels of net worth as defined in the agreement and MOS is restricted from making distributions to Cross Media Marketing in excess of $1.8 million annually plus any amounts necessary for tax obligations attributable to MOS's operations. All of MOS's assets are pledged as collateral for this obligation. As of March 31, 2001 MOS had an outstanding balance on the Coast facility of approximately $12.2 million compared to total availability of $18.3 million resulting in $6.1 million of funds available to MOS at March 31, 2001.

        In connection with the execution and delivery of the Coast facility, Coast held 443,884 five-year common stock purchase warrants at an exercise price of $2.39 per share as of December 31, 2000. As a result of the anti-dilution provisions, the exercise price has been reduced to $2.25 per share and the number of shares has been increased to 471,965 as of March 31, 2001. Accordingly, we recorded a non-cash interest charge of approximately $5,844 in the first quarter of 2001.

        MOS incurred fees and expenses in connection with this facility of approximately $1.1 million, which are being amortized over three years.

        As of March 31, 2001 the outstanding loan balance under the Coast Facility was approximately $12.2 million and the total amount available for borrowing was $18.3 million. Therefore, MOS was entitled to borrow an additional $6.1 million under the Coast Facility as of March 31, 2001. In May 2001, we agreed with Coast to amend the Coast Facility as follows: (i) Coast waived the requirement that we maintain a minimum Tangible Net Worth through March 31, 2001; (ii) Coast waived any violation of the limitation on distributions by MOS to Cross Media Marketing with respect to a $1,000,000 distribution in February 2001 and agreed that commencing in May 2001, as long as MOS has excess borrowing availability of at least $2.0 million under the facility, MOS will be permitted to distribute a total of up to $400,000 per month to Cross Media Marketing (in addition to any amounts necessary for Cross Media Marketing to satisfy tax obligations attributable to MOS's operations) (prior to the May 2001 amendment, MOS was only entitled to distribute a total of $150,000 per month plus tax distributions); (iii) we agreed to maintain a minimum Senior Debt to EBITDA ratio of no greater than 1.5 to 1; and (iv) as long as MOS has excess borrowing availability of at least $2.0 million under the facility, Coast permitted us loan up to a total of $200,000 to our officers and key employees to enable them to acquire shares of our common stock, the loan to any individual being limited to 10% of their annual base salary. Management expects to be fully in compliance with the provisions of this agreement going forward.


NOTE E - CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock ("New Series A Shares")

        On June 9, 2000, we issued 30,375 shares of New Series A Shares and a five year warrant to purchase 225,000 shares of Common Stock at an initial exercise price of $1.4850 (subject to certain anti-dilution and similar adjustments). The aggregate purchase price for the New Series A Shares and the warrant was $2,250,000. We also granted the purchaser of the New Series A Shares an option, exercisable in the purchaser's sole discretion during the sixty day period following June 9, 2000, to purchase up to an additional $2,025,000 face amount of New Series A Shares and a warrant to purchase an additional 150,000 shares of Common Stock for the same purchase price. The purchaser exercised its option, and we issued and sold to the purchaser an additional 20,250 New Series A Shares and the additional warrant on August 1, 2000 for an aggregate purchase price of $1,500,000. The face amount and liquidation value of the New Series A Shares is $5,062,500.

        Dividends accrue on the New Series A Shares at an annual rate of 10% of the face amount, payable semi-annually in cash and/or Common Stock at our option under certain conditions. We have reserved 305,608 shares of common stock in payment of dividends accrued on the New Series A Shares as of January 1, 2001. Such shares are issuable to the holder of the Series A Shares at any time, upon request. The New Series A Shares are redeemable, at the option of us under certain conditions, at a redemption price of 100% of face value plus any accrued and unpaid dividends.

               The New Series A Shares are convertible at a conversion price equal to the lesser of: (i) $1.93 (110% of the closing bid price of the Common Stock on the date of the issuance, subject to adjustments); or (ii) 91% of the average of the three lowest, non-consecutive closing bid prices for the Common Stock in the ten trading days preceding the date of the holder's conversion notice to us (the "Conversion Notice"). The conversion price and the exercise price of the warrants are subject to downward adjustment to equal the lowest price at which shares of the Common Stock or securities convertible into, or exchangeable or exercisable for, shares of Common Stock are issued while the New Series A Shares and warrants remain outstanding (if such price is lower than the then effective conversion or exercise price), subject to certain exceptions. These exceptions include: (i) the issuance of shares of Common Stock upon conversion or exercise of presently outstanding options, warrants or convertible securities in accordance with the terms of such options, warrants or convertible securities as in effect upon the initial issuance date of the New Series A Shares (but subject to certain anti-dilution adjustments).

        By letter agreement dated December 28, 2000, the holder of all the outstanding New Series A Shares agreed not to convert the New Series A Shares prior to June 9, 2001 if, on the date of such proposed conversion, the then-current market price of our Common Stock is less than $1.50 per share (the "Conversion Floor"). On and after June 9, 2001 there will be no Conversion Floor. The holders agreed that they would not redeem the New Series A Shares prior to June 9, 2001. The conversion provisions of the New Series A Shares and warrants create a substantial risk of dilution to the holders of our Common Stock.

NOTE F: MANDATORILY REDEEMABLE PREFERRED STOCK

Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C
Preferred")

        On January 28, 2000, in a private placement, we issued 52,892 Series C Preferred shares resulting in proceeds to us totaling approximately $5.0 million. The Series C Preferred was initially convertible into shares of Common Stock at a conversion ratio of $2.00 per share and was entitled to a 10% cumulative dividend. In connection with the initial issuance and sale of the Series C Preferred in January 2000 (the "Series C Shares"), we also issued 1,763,067 shares of Common Stock to the holders of the Series C Shares and reduced the exercise price of the 2,000,000 Common Stock purchase warrants previously issued to a holder of Series C Shares from $3.50 per share to $1.00 per share.

        The Series C Shares were originally mandatorily redeemable on the earlier of July 26, 2000 or upon the consummation of a financing transaction resulting in gross proceeds of at least $10.0 million. On April 24, 2000, the holders of the Series C Shares agreed to extend the mandatory redemption date of the Series C Shares from July 26, 2000 to December 26, 2000 (the "Mandatory Redemption Date") in exchange for 2,247,067 shares of our Common Stock and a reduction in the conversion ratio from $2.00 per share to $1.00 per share. The value of the shares of Common Stock issued and change in the effective conversion ratio was reflected during the second quarter of 2000 as an additional deemed dividend in the amount of $8,560,417.

        On June 14, 2000, we issued an additional 7,500 shares of Series C Preferred (the "New Series C Shares") and 250,000 shares of Common Stock, resulting in proceeds of $750,000. We also agreed to reduce the effective exercise price of 2,000,000 Common Stock purchase warrants held by the purchaser of the New Series C Shares from $1.00 to $0.50 per share. We also paid a fee in connection with the issuance of the New Series C Shares of 562.5 shares of Series C Preferred, five-year warrants to purchase 100,000 shares of Common Stock at a price of $1.88 per share and 18,750 shares of Common Stock.

        On July 18, 2000, the holders of the Series C Shares and the New Series C Shares agreed to waive the requirement that the failure of us to redeem the Series C Preferred on or before the Mandatory Redemption Date would trigger a reduction in the conversion ratio of the Series C Preferred from $1.00 to $0.25 per share. In consideration for this waiver, we agreed to issue to such holders an aggregate of 1,523,750 shares of Common Stock, pro rata in accordance with their percentage holdings of the Series C Shares and New Series C Shares, and to issue as a fee in connection with such waiver, an additional 1,500 shares of Series C Preferred and 50,000 shares of

Common Stock. The value of the shares was reflected during the third quarter of 2000 as an additional deemed dividend in the amount of $3,026,028.

        On December 19, 2000, the holders of the Series C Shares and the New Series C Shares agreed to extend the Mandatory Redemption Date of the Series C Preferred from December 26, 2000 to January 26, 2001. On January 25, 2001, the holders agreed to further extend the redemption date from January 26, 2001 to February 15, 2001. On February 15, 2001, we redeemed an aggregate of 22,992 Series C Shares and New Series C Shares for an aggregate redemption price of $2,299,200 including accrued and unpaid dividends of $122,300. The holders converted all of the remaining Series C Shares and New Series C Shares into 3,946,250 shares of Common Stock (at an effective conversion ratio of $1.00 per share). In consideration of the agreement of the holders to convert the Series C Shares and New Series C Shares (which would otherwise have been mandatorily redeemable by us in full on February 15, 2001), we agreed to issue to the holders, pro rata in accordance with the number of shares converted by each of them, an aggregate of 666,400 additional shares of Common Stock. The value of the shares of Common Stock issued was reflected in the first quarter of 2001 as an additional deemed dividend in the amount of $899,640. We agreed to pay a fee of $100,000 to one of the Series C holders in connection with their services relating to the negotiation of these agreements. There is a note payable of $199,200 related to the redemption of the preferred stock.

        The redemption of the Series C Shares and the New Series C Shares was funded in part through the issuance and sale by us, in private placements, of an aggregate of 1,500,000 shares of Common Stock at a price of $1.00 per share.

NOTE G - NET LOSS PER SHARE

        Net loss per share is presented under Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive. If we had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to approximately 16.8 million and
11.2 million outstanding options and warrants for the three months ended March 31, 2001 and 2000, respectively.


NOTE H - Income Taxes

        We had Federal and State net operating loss carryforwards of approximately $8 million available to offset future taxable income, if any, through December 2020. The utilization of the net operating losses is subject to a substantial limitation due to the "change of ownership" provisions under
Section 382 of the Internal Revenue Code and similar State provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences since there is no assurance that their benefit will be realized in the future. For the three months ended March 31, 2001 we recorded a $232,137 tax provision based on an estimate of our effective income tax rate projected for the year ended December 31, 2001.

NOTE I - COMMON STOCK

        At March 31, 2000, we were authorized to issue 100,000,000 shares of Common Stock, $.001 par value and 10,000,000 shares of preferred stock, $.001 par value. As of March 31, 2001 there were 35,743,669 shares of Common Stock issued and outstanding. If the holders of all outstanding options and Common Stock purchase warrants and the holders of the New Series A Shares converted them into Common Stock as of March 31, 2001, we would be required to issue approximately 23.2 million additional shares of Common Stock.

        The statements contained in this Quarterly Report on Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: obtaining sufficient financing to pursue our business strategy, including the expansion of our business through acquisitions of other companies; and the changing market conditions and the other risks detailed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Trends and Uncertainties" in this Quarterly Report on Form 10-QSB and elsewhere herein. We do not undertake to update any forward-looking statements.


PART I - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation

        The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements of Cross Media Marketing Corporation and the notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-QSB.

        This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the three-month periods ended March 31, 2001 and 2000.

Introduction

        We were incorporated in Delaware on May 9, 1997 under the name of Brack Industries Inc. We changed our name to Symposium Corporation in December 1998 and subsequently changed our name to Cross Media Marketing Corporation in December 2000. Our principal business strategy is to integrate well established direct marketing skills with a variety of new technologies, including e-mail marketing, web-based systems and interactive voice response, ultimately resulting in a multi-faceted marketing platform for the sale of products and services.

        On January 28, 2000, through our wholly owned subsidiary Media Outsourcing, Inc. ("MOS"), we acquired all the assets and assumed certain liabilities of DSI, a magazine subscription agency based in Atlanta, Georgia which sells new subscriptions to magazines of major US publishers. We paid approximately $27.6 million to acquire DSI, including: (i) $25.0 million in cash, (ii) an agreement to loan $1.5 million to a company in which DSI's former owner holds a majority interest and (iii) approximately $1.1 million in closing costs and fees. We also granted to the seller of DSI the right to sell up to 600,000 shares of common stock back to the Company at a fixed price. We included the $1.2 million intrinsic value of this right in the calculation of purchase price in excess of net assets acquired. We financed the cash portion of the purchase price by borrowing $16.0 million under a credit facility provided by Coast Business Credit (resulting in proceeds of $15.8 million net of fees) and by using proceeds totaling approximately $9.2 million from the issuance of common stock, warrants to purchase common stock, convertible preferred stock and convertible debt.

        On November 30, 2000, we acquired WeFusion.com, Inc. ("WeFusion"), an application service provider which has developed a database architecture that will enable us to develop sophisticated customer profiles. We paid approximately $2.5 million to acquire WeFusion, including $0.6 million in cash and approximately $1.9 million in common stock and warrants to purchase common stock.

Results of Operations

Results of Operations for the three months ended March 31, 2001 and March 31,
2000

        Revenues: During the three months ended March 31, 2001, revenues were $20.9 million, a 64.6% increase from our revenues of $12.7 million for the three months ended March 31, 2000. The increase primarily represents the inclusion of operations of MOS for the full quarter in 2001 versus operations in 2000 from the date of acquisition, January 28, 2000 to March 31, 2000, as well as increased magazine sales, higher publisher bonuses and revenues from sales of long distance telephone service. For the three months ended March 31, 2001, revenues were derived primarily from the sales of magazine contracts at MOS totaling approximately $19.2 million, commission revenues from sales of memberships in a third party discount-buying club of $0.9 million and commissions on sales of discount long distance telephone services of $0.5 million.

        Commission Expense: Commission expense increased 52.4% to $9.6 million in the first three months of 2001 from $6.3 million in the same period of 2000 as a result of higher sales.

        Magazine Costs: Magazine costs increased 31.3% to $2.1 million for the three months ended March 31, 2001 from $1.6 million for the three months ended March 31, 2000 reflecting higher magazine sales.

        Other Direct Costs: For the three months ended March 31, 2001, we recorded $4.1 million of other direct costs related to the magazine sales, a $2.4 million increase from the $1.7 million of costs recorded in the three months ended March 31, 2000. The increase consists primarily of $1.1 million of direct recurring payroll, rent and leads costs related to our newly opened in-house telesales operations in Illinois and Florida, as well as the impact of a full quarter of operations in 2001 versus two months of operations in 2000, from the date of the MOS acquisition on January 28, 2000 until March 31, 2000.

        Salaries and Benefits: Salaries and benefits increased $1.3 million to $2.0 million for the three months ended March 31, 2001 from $0.7 million for the same period in 2000. This increase primarily reflects an increase in sales, marketing, and administrative personnel at MOS and the addition of personnel previously employed by WeFusion.com.

        Consulting Expenses: Consulting expenses decreased $1.3 million to $0.3 million for the three months ended March 31, 2001 from $1.6 million for the three months ended March 31, 2000. Consulting expenses for the first quarter of 2000 included approximately $225,000 of non-cash charges reflecting the estimated fair value of warrants granted to purchase 1,025,000 shares of common stock with exercise prices ranging between $1.00 to $5.00 per share. The terms of these warrants range from two to five years. Consulting expenses for the first quarter of 2000 also included $980,000, representing the fair value of 535,000 shares of common stock issued for professional services rendered during that quarter. We estimated the fair value of these warrants using the Black-Scholes option-pricing model.

        Other Operating Expenses: Other operating expenses increased by $0.4 million to $1.2 million for the three months ended March 31, 2001 from $0.8 million for the three months ended March 31, 2000. This increase was primarily attributable to the incurrence of approximately $0.2 million of the addition of WeFusion.com general and administrative expenses at MOS during the three months ended March 31, 2001.

        Amortization of Goodwill: During the three months ended March 31, 2001, we amortized $0.2 million of the $7.0 million of goodwill recorded in connection with the DSI Acquisition on January 28, 2000 and $1.9 million of goodwill recorded in connection with the acquisition of WeFusion on November 30, 2000. We amortized $0.1 million of goodwill from January 28, 2000 to March 31, 2000 related to the DSI Acquisition. We amortize goodwill on a straight-line basis over periods of seven to ten years.

        Interest Expense: Interest expense for the three months ended March 31, 2001 was $0.5 million, a decrease of $1.6 million from $2.1 million for the three months ended March 31, 2000. The decrease is primarily related to the one time non-cash interest expense recorded in the three months ended March 31, 2000 representing the fair value of shares and warrants issued in connection with the initial issuance and subsequent conversion of the DSI Acquisition bridge financings. See "Financial Condition and Liquidity" below.

        Other Income: Other income for the three months ended March 31, 2001 of $112,682 was virtually unchanged from the $126,704 recorded in the three months ended March 31, 2000.

        Income Taxes: For the three months ended March 31, 2001 we recorded a $232,137 tax provision based on an estimate of our effective tax rate projected for the year ended December 31, 2001. We may adjust the tax rate in future quarters if we adjust the assumptions of our projected earnings, used to calculate such rate. We had Federal and State net operating loss carryforwards of approximately $8 million available to offset future taxable income, if any, through December 2020. Our ability to use these net operating losses may be substantially limited because of the "change of ownership" provisions under
Section 382 of the Internal Revenue Code and similar State provisions. As a result of these limitations, some or all of our net operating losses may expire before we can use them. We have established a valuation allowance to reserve for the deferred tax assets arising from the net operating losses and other temporary differences, since we cannot be sure that we will benefit from them in the future.

        Preferred Dividends: For the three months ended March 31, 2001, we recorded $1.1 million of dividends including $0.9 million of non-cash deemed dividends and approximately $0.2 million of contractual dividends. On February 15, 2001, we redeemed 22,992 Series C Shares and New Series C Shares. The remaining 39,463 Series C Shares and New Series C Shares were converted into 3,946,250 shares of common stock. In consideration of the agreement of the holders to convert the Series C Shares and New Series C Shares, we agreed to issue to the holders a total of 666,400 additional shares of common stock, pro rata in accordance with the number of shares each holder converted. The non-cash deemed dividend of $0.9 million represents the fair value of the additional shares issued. For the three months ended March 31, 2000, we recorded $20.4 million of dividends including $20.3 million of non-cash deemed dividends in connection with the Series A, B and C preferred stock we issued to complete the DSI Acquisition. The deemed dividends recorded in the first quarter of 2000 represent the accretion of the difference between the carrying value and the mandatory redemption amounts of preferred stock that resulted from allocating a portion of the proceeds to common stock, common stock purchase warrants and the beneficial conversion features of the shares and also dividends received in connection with the conversion of the Series A preferred stock into common stock on March 27, 2000.

        Net Loss and Net Loss per Share: The net loss for the three months ended March 31, 2001 was $0.2 million, or $0.01 per share, compared to a net loss of $22.4 million, or $1.39 per share, for the three months ended March 31, 2000. The decrease in the net loss to common shareholders reflects lower preferred stock dividends, reduction of non-cash charges in consulting fees, and interest and deemed dividends on preferred stock recorded during the period and increased earnings from operations.

Financial Condition and Liquidity

        At March 31, 2001, we had cash on hand of $1.8 million. For the three months ended March 31, 2001 we generated $0.2 million from operations and used $0.3 million from financing activities and $0.4 million in investing activities. Through the operations of MOS, we generate cash flow from the sale and collection of consumer receivables, commissions earned from publishers in connection with originating paid subscriptions for certain publications, and commissions earned on the sale of third party discount buying club memberships. MOS uses these funds as well as funds available under its revolving credit facility to fund its working capital needs.

        Under the Coast Facility as amended in May 2001 (as discussed below), MOS is generally permitted to make distributions to Cross Media Marketing of up to $400,000 per month, plus any amounts necessary for Cross Media Marketing to satisfy tax obligations attributable to MOS's operations. We believe that the cash flow from operations at MOS, and the amount available for borrowing under the revolving credit facility, is currently sufficient to meet our day-to-day operating requirements. However, MOS's cash flow would not be sufficient to complete any additional acquisitions in furtherance of our overall strategy. Consequently, we may be required to raise additional financing to fund any future acquisitions.

        During the quarter ended March 31, 2000, we financed the cash portion of the purchase price of the DSI Acquisition by borrowing $16.0 million under a credit facility provided by Coast Business Credit (described below) and by using proceeds totaling approximately $9.2 million from the issuance of common stock, warrants to purchase common stock, convertible preferred stock and convertible debt. As of December 31, 2000, all of the convertible debt issued in connection with the DSI Acquisition had either been converted into common stock or paid and all of the convertible preferred stock issued in connection with the DSI Acquisition other than the Series C Convertible Preferred Stock had either been converted into common stock or redeemed. As described below, on February 15, 2001, we redeemed 22,992 shares of Series C Convertible Preferred Stock and the holders converted the remaining shares into shares of common stock.

Coast Business Credit- Financing Facility

        In connection with the DSI Acquisition, Coast Business Credit ("Coast") provided a credit facility (the "Coast Facility") used to fund the DSI Acquisition and working capital needs of MOS. The Coast Facility has a three year term, and provides a maximum credit line of $20.0 million subject to certain availability limitations. As a result of these limitations, the amount available for borrowing under the Coast Facility at the time of the DSI Acquisition was $16.0 million, which MOS drew down in its entirety to finance the DSI Acquisition. We pay interest under the Coast Facility at an annual rate equal to the higher of (i) the prime rate plus 200 basis points, and (ii) 9.0%. The Coast Facility requires Cross Media Marketing and MOS to comply with specified financial covenants.

        When the Coast Facility was established, we issued to Coast a five-year warrant to purchase our common stock. As of December 31, 2000, Coast was entitled to purchase 443,884 shares of common stock under this warrant at an exercise price of $2.39 per share. As a result of anti-dilution adjustments, the number of shares Coast was entitled to purchase under the warrant as of March 31, 2001 increased to 471,965 and the exercise price of the warrant was reduced to $2.25 per share. We recorded a non-cash interest charge of approximately $5,844 in the first quarter of 2001 as a result of these adjustments.

        Coast extended the facility to us subject to the condition that we raise additional equity capital of not less than $3 million by February 28, 2000, which was subsequently extended to March 31, 2000. On March 30, 2000 the Coast Facility was amended as follows: (i) the covenant requiring us to raise additional cash equity of $3.0 million was eliminated; (ii) the parties reduced the consolidated net worth (defined as stockholder equity and subordinated debt) covenant to $9.0 million from $12.0 million at March 31, 2000; and (iii) a new covenant was added requiring that we maintain excess borrowing availability of $750,000.

        As of March 31, 2001 the outstanding loan balance under the Coast Facility was approximately $12.2 million and the total amount available for borrowing was $18.3 million. Therefore, MOS was entitled to borrow an additional $6.1 million under the Coast Facility as of March 31, 2001. In May 2001, we agreed with Coast to amend the Coast Facility as follows: (i) Coast waived the requirement that we maintain a minimum Tangible Net Worth through March 31, 2001; (ii) Coast waived any violation of the limitation on distributions by MOS to Cross Media Marketing with respect to a $1,000,000 distribution in February 2001 and agreed that commencing in May 2001, as long as MOS has excess borrowing availability of at least $2.0 million under the facility, MOS will be permitted to distribute a total of up to $400,000 per month to Cross Media Marketing (in addition to any amounts necessary for Cross Media Marketing to satisfy tax obligations attributable to MOS's operations) (prior to the May 2001 amendment, MOS was only entitled to distribute a total of $150,000 per month plus tax distributions); (iii) we agreed to maintain a minimum Senior Debt to EBITDA ratio of no greater than 1.5 to 1; and (iv) as long as MOS has excess borrowing availability of at least $2.0 million under the facility, Coast permitted us loan up to a total of $200,000 to our officers and key employees to enable them to acquire shares of our common stock, the loan to any individual being limited to 10% of their annual base salary. Management expects to be fully in compliance with the provisions of this agreement going forward.

Series A Convertible Preferred Stock ("New Series A Shares")

        In June and August 2000, we issued and sold an aggregate of 50,625 Series A Shares. The face amount of the Series A Convertible Preferred Stock is $100 per share or a total of $5,062,500 for all of the outstanding Series A Shares. We also issued to the purchaser of the Series A Shares five year warrants to purchase 375,000 shares of common stock at an initial exercise price of $1.4850 (subject to certain anti-dilution and similar adjustments).

        Dividends are payable on the Series A Shares on July 1 and January 1 of each year, at an annual rate of 10% of the face amount. We have reserved 305,608 shares of common stock in payment of dividends accrued on the New Series A Shares as of January 1, 2001. Such shares are issuable to the holder of the Series A Shares at any time, upon request. Dividends are payable in cash or, if the conditions described in the certificate of designations are satisfied, in additional shares of common stock valued at the conversion price on the dividend payment date.

        In the event of liquidation, the Series A Shares are entitled to receive a liquidation preference before any amounts are paid to holders of common stock. The liquidation preference equals the stated value plus any accrued and unpaid dividends.

        Commencing June 9, 2001, we have the right to redeem all, but not less than all, of the outstanding Series A Shares at a redemption price of 100% of face value plus any accrued and unpaid dividends, provided that the average of the closing asked prices of the common stock for the twenty trading days preceding our notice of redemption is less than $5.00 per share.

        The Series A Shares are convertible at the option of the holder into a number of shares of our common stock determined by dividing the applicable conversion price into the stated value of the Series A Shares. The conversion price is the lower of: (i) $1.9250 or (ii) 91% of the average of the three lowest, non-consecutive closing bid prices for the common stock during the ten trading days preceding the date of the holder's notice to us of the conversion. The conversion price in effect on March 31, 2001 was $0.8342 and, accordingly, on that date the outstanding Series A Shares would have been convertible into a total of 6,374,539 shares of common stock.

        The conversion price of the Series A Shares, and the exercise price of the related warrants, is subject to downward adjustment to equal the lowest price at which shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock, are issued while the Series A Shares remain outstanding, subject to certain exceptions. These exceptions include the issuance of shares of common stock upon conversion or exercise of outstanding options, warrants or convertible securities, the grant of options under our stock option plans and the issuance of common stock upon exercise of those options. The conversion price of the Series A Shares is also subject to other anti-dilution protections.

        By letter agreement dated December 28, 2000, the holder of all the outstanding New Series A Shares agreed not to convert the New Series A Shares prior to June 9, 2001 if, on the date of such proposed conversion, the then-current market price of our Common Stock is less than $1.50 per share (the "Conversion Floor"). Beginning June 9, 2001, there will be no Conversion Floor. The holder agreed that it would not redeem the New Series A Shares prior to June 9, 2001. The conversion provisions of the New Series A Shares and warrants create a substantial risk of dilution to the holders of our Common Stock.

Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C
Preferred")

        On January 28, 2000, in a private placement, we sold 52,892 shares of Series C Preferred Stock resulting in proceeds of approximately $5.0 million. The Series C Preferred was initially convertible into shares of common stock at a conversion ratio of $2.00 per share and was entitled to a 10% cumulative dividend. In connection with the initial issuance and sale of these shares we also issued 1,763,067 shares of common stock to the holders of the Series C Shares and reduced the exercise price of warrants to purchase 2,000,000 shares of common stock previously issued to a holder of Series C Shares from $3.50 per share to $1.00 per share.

        The Series C Shares were originally mandatorily redeemable on the earlier of July 26, 2000 or upon the consummation of a financing transaction resulting in gross proceeds of at least $10.0 million. On April 24, 2000, the holders of the Series C Shares agreed to extend the mandatory redemption date of the Series C Shares from July 26, 2000 to December 26, 2000 in exchange for 2,247,067 shares of common stock and a reduction in the effective conversion ratio from $2.00 per share to $1.00 per share. The value of the shares of common stock issued and change in the effective conversion ratio were reflected during the second quarter of 2000 as an additional deemed dividend in the amount of $8,560,417.

        On June 14, 2000, we sold an additional 7,500 shares of Series C Preferred (the "New Series C Shares") and 250,000 shares of common stock for a total price of $750,000. We also agreed to reduce the exercise price of warrants to purchase 2,000,000 shares of common stock held by the purchaser of the New Series C Shares from $1.00 to $0.50 per share. We paid a fee in connection with the issuance of the New Series C Shares of 562.5 shares of Series C Preferred, five-year warrants to purchase 100,000 shares of common stock at a price of $1.88 per share and 18,750 shares of common stock.

        On July 18, 2000, the holders of the Series C Shares and the New Series C Shares agreed to waive the requirement that a failure to redeem the Series C Preferred on or before December 26, 2000 would trigger a reduction in the conversion ratio of the Series C Preferred to $0.25 per share. In consideration for this waiver, we agreed to issue to the holders a total of 1,523,750 shares of common stock, pro rata in accordance with their percentage holdings of the Series C Shares and New Series C Shares. We also paid a fee in connection with the waiver by issuing an additional 1,500 shares of Series C Preferred and 50,000 shares of common stock. The value of the shares we issued in order to obtain the waiver was reflected during the third quarter of 2000 as an additional deemed dividend in the amount of $3,026,028.

        On December 19, 2000, the holders of the Series C Shares and the New Series C Shares agreed to extend the mandatory redemption date of the Series C Preferred from December 26, 2000 to January 26, 2001. On January 25, 2001, the holders agreed to further extend the redemption date from January 26, 2001 to February 15, 2001. On February 15, 2001, we redeemed 22,992 Series C Shares and New Series C Shares for an aggregate redemption price of $2,299,200 including accrued and unpaid dividends of $122,300. The holders converted all of the remaining Series C Shares and New Series C Shares into 3,946,250 shares of common stock (at an effective conversion ratio of $1.00 per share). In consideration of the agreement of the holders to convert the Series C Shares and New Series C Shares (which would otherwise have been mandatorily redeemable by the Company in full on February 15, 2001), we agreed to issue to the holders 666,400 additional shares of common stock, pro rata in accordance with the number of shares they converted. The value of the shares of common stock we issued was reflected in the first quarter of 2001 as an additional deemed dividend in the amount of $899,640. We also agreed to pay a fee of $100,000 to one of the Series C holders in connection with its services relating to the negotiation of these agreements. There is a note payable of $199,200 related to the redemption of the Series C Preferred Stock.

        We obtained a portion of the funds required to redeem the Series C Shares and the New Series C Shares by selling 1,500,000 shares of common stock, in private placements, at a price of $1.00 per share.

Certain Trends and Uncertainties

Business Risks

We Have A Limited Operating History

        We developed our present business strategy in 1999 and completed our first acquisition in January 2000. Therefore, we have a limited history of operations under our present business strategy upon which you can evaluate the likelihood of our success. The implementation of a new business strategy frequently involves risks, expenses and uncertainties that may adversely affect our business, results of operations, financial condition and prospects.

We May Need Additional Financing

        We may need additional debt or equity financing to pursue our strategy of expanding our business through the acquisition of companies whose businesses are strategically appropriate for us. The financing that we need may not be available to us at all and, if available, may not be available on terms that are acceptable to us. The failure to obtain such financing on a timely basis, or on economically favorable terms, could prevent us from continuing our strategy or from responding to changing business or economic conditions, and could cause us to experience difficulty in withstanding adverse operating results or competing effectively. Therefore, such failure could materially harm the Company.

        If we raise additional funds by issuing equity securities, shareholders may experience dilution of their ownership interest. Moreover, we could issue preferred stock that has rights senior to those of our common stock. If we raise funds by issuing debt securities, these securities would have rights, preferences and privileges senior to holders of common stock and our lenders may place limitations on our operations.

We Are Subject To Restrictive Credit Facility Covenants Which Could Harm Our Financial Status And Have A Negative Impact On Our Stock Price

        In January 2000, we entered into an agreement with Coast Business Credit ("Coast") to provide a credit facility to finance the acquisition of our magazine subscription teleservicing business and the ongoing working capital needs of our subsidiary, MOS. The credit facility has a term of three years, and provides a maximum credit line of $20.0 million, subject to certain availability limitations. We have guaranteed MOS's obligations under the Coast Facility. Under the agreement with Coast, we are required, among other things, to maintain a consolidated net worth of not less than $9.0 million (defined as shareholders' equity and subordinated debt) and excess borrowing availability of $750,000. If we cannot satisfy these or other covenants under the Coast Facility, we will be required to seek a waiver or amendment from Coast. In May 2001, Coast waived the requirement that we maintain a minimum Tangible Net Worth through March 31, 2001 and waived any violation of the limitation on distributions by MOS to Cross Media Marketing with respect to a $1,000,000 distribution in February 2001. Although we expect to be fully in compliance with the provisions of the Coast agreement going forward, if we should require waivers or amendments to the agreement, there can be no assurance that Coast will agree. If we default in performing our obligations to Coast, Coast would be entitled to accelerate the maturity of outstanding indebtedness under the credit facility ($12.2 million as of March 31, 2001), and to enforce its security interest in our assets.

If Accounts Receivable Reserves Are Not Adequate, Our Results Of Operations Could Be Materially Adversely Affected

        We extend credit to subscribers who purchase multi-magazine subscription packages of four to five magazines having an average selling price of approximately $600 per bundle, for an average subscription period of between one and four years. We have established a reserve to cover bad debts based upon our past history with subscriber receivables. If our accounts receivable reserves are inadequate, our results of operations could be materially adversely affected.

We May Be Adversely Affected By An Economic Slowdown

        Our business may be adversely affected by periods of economic slowdown or recession, which may be accompanied by a decrease in the availability of consumer credit. Any material decline in the availability of consumer credit may result in a decrease in consumer demand to make credit card purchases, which could adversely affect the demand for the our products and services.

We May Be Unable To Manage Our Future Growth

        We expect to experience significant growth. This anticipated growth in our operations could place a significant strain on our operational, systems and employee resources. As a result, we may have to implement new operational and financial systems, procedures and controls. In order to manage and accommodate our planned growth (if it occurs), we will need to continue to improve and adapt our financial planning, accounting systems, information systems and management structures. We will also need to expand, train, retain and manage our employee base. If we are unable to manage our growth effectively, our financial condition and results of operations could be materially adversely affected.

If We Acquire Or Make Strategic Investments In Other Businesses Or Acquire Or License Technology And Other Assets, We May Have Difficulty Integrating These Businesses Or Generating An Acceptable Return From Acquisitions

        We intend to acquire and enter into strategic relationships with other businesses and acquire or license technology and other assets. We cannot assure you that acquisition or licensing opportunities will be available on terms acceptable to us or at all. These acquisitions and strategic relationships will involve risks, including: inability to raise the required capital; inability to compete successfully for available acquisition candidates or strategic partners; difficulty in assimilating the acquired assets, operations and personnel; disruption of our ongoing business; distraction of our management from other responsibilities; and lack of the necessary experience to enter new markets. We may not successfully overcome problems encountered in connection with potential acquisitions or licensing arrangements. In addition, acquisitions or strategic relationships could materially impair our operating results, causing us to incur additional debt, or requiring us to amortize acquisition expenses and acquired assets.

We Are Dependent On Key Personnel To Operate Our Business Effectively; We Are Dependent On Certain Independent Call Centers

        Our future success may depend on the continued positive performance of our senior management and other key personnel. Our future operating results may depend, in part, upon our ability to retain the services of these individuals. We cannot assure you that key personnel will not leave Cross Media Marketing or compete with us, which could have a material adverse effect on our business, results of operations and financial condition. The loss of the services of any of our executive officers or other key employees could adversely affect our business. Our senior management may not perform effectively as individuals or work together as a team. In addition, competition for employees in our industry and geographic area is intense.

        In the year ended December 31, 2000, two independent call centers accounted for approximately 35% of our magazine subscription revenues. These call centers could terminate their relationships with us, which could have a material adverse effect on our business.

Government Regulation Could Add Significant Additional Costs To Our Business And Impose Restrictions On Certain Of Our Marketing Practices Which Could Have A Significant Adverse Effect On Revenues

        Laws and regulations applicable to direct marketing, telemarketing, Internet marketing and consumer protection are becoming more prevalent. Each of the fifty states and the Federal government has laws regulating telemarketing, sweepstakes promotions, promotional incentives and advertising to consumers, which vary from state to state. While we review our telemarketing scripts and advertising copy to ensure that they comply with applicable laws, there is no guarantee that Federal or State authorities will not find that our marketing efforts do not comply with these laws. In addition, it is likely that additional Federal and/or State regulations regarding telemarketing, sweepstakes, e-mail marketing and other marketing practices engaged in by Cross Media Marketing will be enacted. If enacted, these regulations could have an adverse effect on revenues and result in additional expenses to us.

        The Federal Trade Commission is currently in the process of reviewing the provisions of the Telemarketing Sales Rule to determine if any changes to the Rule should be made. If the Federal Trade Commission determines that changes to the rule are necessary, such changes could have a significant adverse effect on our business.

        In 1999, Congress enacted the Deceptive Mail Prevention and Enforcement Act, which imposes various restrictions on the offering of sweepstakes through the mail. Additional sweepstakes legislation has been enacted or is pending in various states. This additional regulation could have an adverse impact on our marketing activities.

        Federal and State authorities have also been investigating various companies' use of certain marketing practices, such as the use of personal information, magazine subscription agents' sweepstakes practices and the marketing of membership club services through the use of inbound and outbound telemarketing campaigns. These investigations could result in additional rules, regulations or industry standards which could have an adverse impact on our marketing practices. At least two of the State investigations have directly involved Memberworks, whose club memberships we are marketing. To the extent we derive revenue from the sale of memberships in the Memberworks club, there is a risk that we could be subject to investigation as well, which could have an adverse impact on us.

Extensive Government Regulation And Legal Uncertainties Related To Doing Business On The Internet Could Limit Our Sales Or Add Significant Additional Costs To Our Business

        Laws and regulations directly applicable to Internet communications, commerce, marketing and data protection are becoming more prevalent. If any of these laws hinders the growth in use of the Internet generally or decreases the acceptance of the Internet as a medium of communications, commerce and marketing, our business and prospects may suffer materially. The United States Congress has enacted Internet laws regarding children's privacy, copyrights and taxation. Other laws and regulations may be adopted covering issues such as user privacy, marketing activities, pricing, content, taxation and quality of products and services. The governments of some States and foreign countries have begun to regulate our transactions and levy sales or other taxes relating to our activities and will likely continue to do so. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising and marketing services. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

        Laws and regulations regulating the transmission of unsolicited email marketing messages are being considered by many jurisdictions. Legislation of that type has recently been adopted by numerous States, and similar legislation is pending in several States and in Congress. These laws could have an adverse impact on our Internet marketing activities. The Telecommunications Act of 1996 prohibits some types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future.

Changes In Laws Relating To Consumer Privacy And Potentially Heightened Scrutiny Of Our Services Could Harm Our Business

        There has been increasing public debate about the collection, distribution and use of information about consumers. Although this debate has primarily focused on information collected through the Internet, many of the issues apply to data gathered through other media. We interact with consumers through our various direct marketing efforts, both online and offline. As a consequence of government regulation or evolving standards of consumer privacy protection, we may be required to make changes to our marketing media and platforms in ways that could diminish the effectiveness of our marketing efforts, which could harm our business. Recently Congress passed the Gramm-Leach-Bliley Act which restricts the transfer of personal information, including credit card information, by financial institutions. The Federal Trade Commission is also considering regulations under that Act. This could restrict our ability to acquire personal information from financial institutions and thus adversely affect our direct marketing activities.

We Have A History Of Losses And May Incur Future Losses

        We continue to report net losses to our common shareholders. The net loss to our shareholders for the three months ended March 31, 2001 was $0.2 million, or $0.01 per share, primarily as a result of preferred stock dividends of $1.1 million. The preferred dividends include dividends of $0.2 million that we were contractually required to pay to the holders of the preferred stock and non-cash deemed dividends of $0.9 million. Deemed dividends represent the accretion of the difference between the carrying value and the mandatory redemption amounts of preferred stock that resulted from allocating a portion of the proceeds to common stock, common stock purchase warrants, and the beneficial conversion features of the shares. We may continue to incur deemed dividends in the future. In addition, if our net revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our business, results of operations, financial condition and prospects would be materially and adversely affected.

Market Related Risks

Shares Eligible For Future Sale Could Cause Our Stock Price To Decline Due To Dilution.

        As of March 31, 2001, there were 35,743,669 issued and outstanding shares of our common stock. If the holders of all outstanding options and common stock purchase warrants exercised those options and warrants, and the holders of all outstanding convertible securities converted them into common stock, we would be required to issue approximately 23.2 million additional shares of common stock, based on current exercise and conversion prices. The conversion price of our Series A Convertible Preferred Stock (the "Series A Shares") is subject to adjustment in a manner that could result in substantial dilution to other holders of the Company's equity securities. The Series A Shares are convertible into common stock at a floating rate based on the average of the three lowest non-consecutive closing bid prices of the common stock during the ten trading days prior to the date on which the conversion price is determined, subject to certain adjustments (although prior to June 9, 2001, the Series A Shares cannot be converted into common stock if the closing bid price of the common stock is less than $1.50 per share). Therefore, the lower the price of our common stock is at the time of conversion, the more shares of common stock the holder of the Series A Shares will receive upon conversion.

        The market price of the common stock could decline as a result of future sales of substantial amounts of the common stock, or the perception that such sales could occur. Furthermore, certain shareholders have the right to require us to register for re-sale their shares of common stock, or shares of common stock into or for which their convertible securities, options or warrants are convertible or exercisable, which may facilitate the sale of these shares in the public market. In excess of 34,000,000 shares of outstanding common stock and shares of common stock into or for which outstanding options, warrants and convertible securities are exercisable or convertible are entitled to these "registration rights" or have been registered for re-sale by the holders pursuant to registration rights.

Our Stock Price Is Volatile

        The market price of our common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. Some of these fluctuations appear to be unrelated or disproportionate to our operating performance. Future market movements may materially and adversely affect the market price of our common stock.

Other Risks

Ownership Of The Company Is Concentrated

        The five largest shareholders of the Company beneficially owned in excess of 60% of the Company's issued and outstanding common stock as of March 31, 2001. As a result, these shareholders have the ability to exert significant influence over the Company's business, including the election of directors and the approval of any other action requiring the approval of shareholders. This concentration of share ownership may: (i) delay or prevent a change of control of the Company; (ii) impede a merger, consolidation, takeover or other business combination involving the Company; or (iii) discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

Provisions Of Our Corporate Charter Documents And Delaware Law Could Delay Or Prevent A Change Of Control.

        Our Certificate of Incorporation authorizes the board of directors (the "Board of Directors") to issue up to 10,000,000 shares of preferred stock, par value $.001 per share. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by shareholders, and may include, among other things, voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. There is one series of preferred stock currently outstanding which has a preference over the common stock if our company is liquidated. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to a third party. The ability of the Board of Directors to issue preferred stock could discourage, delay, or prevent a takeover of our Company, thereby preserving control by the current shareholders.

        As a Delaware corporation, we are subject to the General Corporation Law of the State of Delaware, including Section 203, an anti-takeover law enacted in 1988. In general, Section 203 restricts the ability of a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder. Subject to certain exceptions, an interested stockholder is a person who, together with affiliates and associates, owns, or within three years did own, 15% or more of a corporation's voting stock. As a result of the application of Section 203, potential acquirers may be discouraged from attempting to acquire us, thereby possibly depriving our shareholders of acquisition opportunities to sell or otherwise dispose of our stock at above-market prices typical of such acquisitions.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

Recent Issuances of Unregistered Securities to Professionals

        On March 1, 2001 we issued five-year warrants to purchase 50,000 shares of common stock to Capital Research Ltd. for consulting services rendered to the Company. The issuance and sale of these securities was made in reliance on
Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Capital Research Ltd. represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On January 4, 2001. we issued 44,786 shares of common stock to Steven Vanechanos upon the "cashless" exercise of a warrant to purchase 125,000 shares of common stock. The issuance of these securities was made in reliance on
Section 3(a)(9) of the Securities Act as an exchange by the issuer with an existing securityholder where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

        On February 12, 2001, we issued three-year warrants to purchase an aggregate of 118,000 shares of common stock to proprietors of eleven independent telemarketers that originate business for MOS. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) each holder represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On February 15, 2001 we issued five-year warrants to purchase 11,666 shares of common stock to Hirsch Financial as a finder's fee in connection with the sale of additional shares of common stock. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Hirsch Financial represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) the Company did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On February 15, 2001 we issued five-year warrants to purchase 48,417 shares of common stock to Lexington Ventures as a finder's fee in connection with the sale of additional shares of common stock. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Lexington Ventures represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On February 15, 2001 we issued five-year warrants to purchase 48,417 shares of common stock to Trilogy Capital as a finder's fee in connection with the sale of additional shares of common stock. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Trilogy Capital represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On March 1, 2001 we issued five-year warrants to purchase 10,000 shares of common stock to George Wein for services rendered to the Company. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Mr. Wein represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

Other Recent Sales of Registered Securities

        On January 1, 2001, we issued and sold 250,000 shares of common stock to Burns Hoffman at $1 per share. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Mr. Hoffman represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On February 1, 2001 we issued and sold 150,000 shares of common stock to Metoia (S.A.Holding) at $1 per share. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Metoia represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On February 8, 2001, we issued and sold 26,500 shares of common stock to CEO Cast for $1.55 per share The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) CEO Cast represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On February 14, 2001, we issued and sold 250,000 shares of Common stock to the Katz Family Limited Partnership at $1 per share. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Katz Family Limited Partnership represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On February 14, 2001, we issued and sold 250,000 shares of Common stock to Aron B. Katz at $1 per share. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Mr. Katz represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On February 15, 2001, we issued and sold 600,000 shares of common stock to Koyah Leverage Partners L.P. at $1 per share. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Koyah Leverage Partners, L.P. represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

        On February 15, 2001, we issued 362,750 shares of common stock to Capital Research, Ltd. and 3,538,000 shares of common stock to Lancer Offshore, Inc. upon conversion of their respective shares of Series C Convertible Preferred Stock and issued an additional 60,900 shares of common stock to Capital Research, Ltd. and 605,500 shares of common stock to Lancer Offshore, Inc. in consideration of their agreement to convert their Series C Shares into common stock. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering, because: (1) Capital Research, Ltd. and Lancer Offshore, Inc. represented that they were accredited investors and were acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

Limitation on Rights of Common Stock

        As a result of the issuance of the New Series A Preferred Shares, the rights of the holder of our common stock were made subordinate to the holders of the New Series A Preferred Shares with respect to distributions upon the liquidation of the Company. Each share of New Series A Preferred is entitled to a liquidation preference of $100 plus any accrued and unpaid dividends. In addition, we are not permitted to pay dividends on, or purchase, redeem or otherwise acquire, common stock if all accrued and unpaid dividends on the New Series A Preferred have not been paid or set apart for payment.

Item 3.  Defaults Upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders

        None

Item 5.  Other Information

        On May 10, 2001, we entered into an agreement with Richard Prochnow and RLP Holdings, L.P. pursuant to which Mr. Prochnow exercised the right we granted to him on January 28, 2000 to sell 600,000 shares of common stock to us for $3.00 per share. We paid the $1,800,000 purchase price to Mr. Prochnow by reducing the outstanding principal balance on a note issued by Mr. Prochnow to us from $2,497,500 to $697,500. This note was originally secured by a pledge of 1,900,000 shares of common stock. We also agreed with Mr. Prochnow to release 1,368,000 shares from the pledge, leaving 532,000 shares to secure to remaining principal amount of the note.

        We have appointed Chet Borgida as Senior Vice President and Chief Financial Officer of Cross Media Marketing, effective June 4, 2001. From 1977 through May 2001, Mr. Borgida was a partner of Grant Thornton LLP, accountants and management consultants.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

     10.1 Agreement of Lease, dated February 16, 2001, between the Company and 461 Fifth Avenue Associates LLC*

     10.2 Letter Agreement, dated January 25, 2001, among the Company and the holders of the Series C Convertible Preferred Stock*

     10.3 Letter Agreement, dated February 15, 2001, among the Company and the holders of the Series C Convertible Preferred Stock*

     10.4 Employment Agreement, dated as of May 1, 2001, between the Company and Ronald Altbach*

     10.5 Amendment to Employment Agreement, dated as of May 1, 2001, between the Company and Richard Kaufman*

     10.6 Registration Rights Agreement, dated as of February 15, 2001, between the Company and Koyah Leverage Partners L.P.*

     10.7 Agreement, dated May 10, 2001, among the Company, Richard Prochnow and RLP Holdings, L.P.*

     10.8 Letter Agreement, dated May 1, 2001, between the Company and the holder of the outstanding shares of Series A Convertible Preferred Stock*

     *Filed herewith.

Reports on Form 8-K

        We filed the following Current Reports on Form 8-K during the fiscal quarter ended March 31, 2001:

        (i) Current Report On Form 8-K, filed on January 31, 2001, reporting the extension of the mandatory redemption date of the Series C Convertible Preferred Stock

        (ii) Current Report on Form 8-K, filed on February 15, 2001, reporting the termination of our agreement to acquire National Syndications, Inc.

        (iii) Current Report on Form 8-K, filed on March 1, 2001, reporting the redemption or conversion of all of the issued and outstanding shares of Series C Convertible Preferred Stock and the issuance and sale of 1,500,000 shares of common stock

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.


                                    CROSS MEDIA MARKETING CORPORATION


Date: May 14, 2001                  By:  /s/ Ronald Altbach
                                         ----------------------------
                                         Ronald Altbach
                                         Chairman and Chief Executive Officer


Date: May 14, 2001                  By:  /s/ Richard Kaufman
                                         -----------------------------
                                         Richard Kaufman
                                         President and Chief Operating Officer
                                         (Principal Financial Officer)