Form 10QSB/A
period 2001-03-31
CROSS MEDIA MARKETING CORP
filed 2001-06-07
CIK 1069201

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ---------------------------

                        AMENDMENT NO. 1 ON FORM 10-QSB/A
                                 TO FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended      March 31, 2001
                               --------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                     to
                               -------------------    -------------------
                           Commission File No. 0-25435

                        CROSS MEDIA MARKETING CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                      13-4042921
 (State or Other Jurisdiction                          (I.R.S. Employer
     of Incorporation or Organization)                 Identification No.)


461 Fifth Avenue, 19th Floor, New York, NY                  10019
(Address of Principal Executive Office)                   (Zip Code)



       Registrant's telephone number, including area code: (212) 457-1200

     Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

As of June 5, 2001, there were 35,188,455 shares of the registrant's Common Stock, par value $.001, outstanding.

                        Cross Media Marketing Corporation

  Amendment No. 1 on Form 10-QSB/A to the Quarterly Report on Form 10-Q for the
                      Quarterly Period Ended March 31, 2001

Explanatory Note

     On May 15, 2001, Cross Media Marketing Corporation (the "Company") filed its Quarterly Report on Form 10-QSB for the three months ended March 31, 2001 (the "Quarterly Report").

     The Quarterly Report included the Condensed Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2001 (the "Statement"). In the Statement, the portion of Stockholders' Equity attributable to the shares of the Company's convertible preferred outstanding as of March 31, 2001 was not included in the total amount of Stockholders' Equity at January 1, 2001 and at March 31, 2001. The Quarterly Report also misstated the number of shares of common stock the Company had reserved for dividends on its New Series A Shares as of January 1, 2001 and the number of shares of Common Stock into which the New Series A Shares would have been convertible as of March 31, 2001.

     The Financial Statements, Notes to Consolidated Financial Statements and Management Discussion and Analysis of Financial Condition and Results of Operations in this filing have been accordingly revised.

     The items amended are as follows:

     Part I, Item 1        Financial Statements
     Part I, Item 2        Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

                        CROSS MEDIA MARKETING CORPORATION

                        AMENDMENT NO. 1 ON FORM 10-QSB/A

                               TO QUARTERLY REPORT

                                ON FORM 10-QSB/A

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

              Consolidated Balance Sheet March 31, 2001 (unaudited)

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2001 and March 31, 2000

Consolidated Statements of Stockholders' Equity (unaudited) for the three months ended March 31, 2001

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2001 and March 31, 2000

Notes to Consolidated Financial
Statements...................................................................F-1

Item 2.  Management's Discussion and Analysis or Plan of
Operation......................................................................1


SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


               Cross Media Marketing Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                   (unaudited)
                                 March 31, 2001
Assets:
Current assets
      Cash and cash equivalents                                         $        1,825,350
      Trade accounts receivable, net of collection and
           cancellation reserve of $24,358,487                                  28,029,964
      Other receivables                                                          2,860,679
      Prepaid expenses                                                             509,895
      Deferred expense                                                           1,052,487
                                                                        ------------------
              Total current assets                                              34,278,375
                                                                        ------------------
      Property and equipment (at cost, less accumulated depreciation)            1,061,214
      Deferred financing costs                                                     713,389
      Goodwill                                                                   8,192,436
      Other assets                                                                 661,460
                                                                        ------------------
                                                                        $       44,906,874
                                                                        ==================

Liabilities and Stockholders' Equity:


Liabilities
     Revolving credit facility                                          $       12,167,170
     Accounts payable and accrued expenses                                       5,479,545
     Accrued closing costs                                                       1,400,000
     Amounts due to publishers                                                   7,745,262
     Deferred revenue                                                            2,288,015
                                                                        ------------------
          Total liabilities                                                     29,079,992
                                                                        ------------------

     Stockholders' equity:
     Convertible preferred stock, $5,062,500 liquidation value;
     authorized
       10,000,000 shares; 50,625 outstanding                                     3,303,951
     Common stock, par value $.001 per share;
       authorized 100,000,000 shares; 35,743,669
       issued and outstanding                                                       35,744
     Additional paid in capital                                                 69,612,694
     Note receivable - common stock                                             (2,497,500)
     Accumulated deficit                                                       (54,628,007)
                                                                        ------------------
       Total stockholders' equity                                               15,826,882
                                                                        ------------------
                                                                        $       44,906,874
                                                                        ==================

The accompanying notes are an integral part of this statement.

               Cross Media Marketing Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                               For the Three Months Ended
                                                                         March 31,
                                                                   2001                 2000
                                                              ------------           ------------
Revenues, net                                                 $ 20,894,581           $ 12,686,613

Direct costs and expenses
     Commission expense                                          9,580,950              6,251,547
     Magazine costs                                              2,111,251              1,573,649
     Other direct costs                                          4,055,140              1,707,072
                                                              ------------           ------------
                                                                15,747,341              9,532,268

     Gross profit                                                5,147,240              3,154,345

     Salaries and benefits                                       1,973,454                668,011
     Consulting expenses                                           284,704              1,558,379
     Other operating expenses                                    1,164,161                809,951
     Amortization of goodwill and
     other intangible assets                                       226,568                 96,931
                                                              ------------           ------------
     Total expenses                                              3,648,887              3,133,272
                                                              ============           ============

Income from operations                                           1,498,353                 21,073


Other income, (expense)
     Interest expense                                             (458,089)            (2,108,637)
     Other income                                                  112,682                126,704

Income (loss) before income taxes                                1,152,946             (1,960,860)

Provision for income taxes                                         232,137                     --
                                                              ------------           ------------

Net income (loss)                                                  920,809             (1,960,860)

Preferred dividends                                              1,130,653             20,441,927

Net loss to common stockholders                               $   (209,844)          $(22,402,787)
                                                              ============           ============

Basic and diluted loss per share                              $      (0.01)          $      (1.39)
                                                              ============           ============

Weighted - average shares of
common stock outstanding -
   basic and diluted                                            32,791,690             16,136,457
                                                              ============           ============

The accompanying notes are an integral part of this statement.

         Cross Media Marketing Corporation and Consolidated Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 2001


                                                                     Common stock
                                                                     ------------
                                                                                                  Additional
                                                    Preferred         Number of                     Paid-in             Note
                                                      Stock             Shares           Amount     Capital         Receivable
                                                      -----             ------           ------     -------         ----------
Balance at January 1, 2001                          $  3,303,951      29,604,519    $     29,605   $ 63,221,911    $ (2,497,500)

Sales of common stock                                                  1,500,000           1,500      1,406,500

Common stock issued for consulting services                               26,500              27         41,049

Warrants issued primarily for consulting services                                                        76,743

Common stock issued in connection with
  preferred stock conversion                                           4,612,650           4,612      4,841,278

Contractual dividends
                                                                                                         25,213
Net income for the three months ended
  March 31, 2001
Balance at March 31, 2001                           $  3,303,951      35,743,669    $     35,744   $ 69,612,694    $ (2,497,500)
                                                    ============      ==========    ============   ============    ============




                                                       Accumulated
                                                         Deficit          Total
                                                         -------          -----


Balance at January 1, 2001                          $(54,418,163)   $  9,639,804

Sales of common stock                                                  1,408,000

Common stock issued for consulting services                               41,076

Warrants issued primarily for consulting services                         76,743

Common stock issued in connection with
  preferred stock conversion                           (899,640)       3,946,250

Contractual dividends
                                                       (231,013)        (205,800)

Net income for the three months ended
  March 31, 2001                                        920,809          920,809
Balance at March 31, 2001                           $(54,628,007)   $ 15,826,882
                                                    ============    ============


The accompanying notes are an integral part of this statement.

               Cross Media Marketing Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                For the Three Months Ended
                                                                                                         March 31,
                                                                                                 2001                2000
                                                                                             ------------        ------------
 Cash flows from operating activities:
            Net income (loss)                                                                $    920,809        $ (1,960,860)
            Adjustments to reconcile results of operations to net cash provided by operating activities:
            Value of common stock and common stock purchase warrants issued for
           services                                                                               111,975           1,614,523
            Non cash interest expense
                                                                                                   92,167           1,688,667
            Depreciation and amortization                                                         316,780             227,475

            Net change in asset and liability accounts, net of business acquired:
                  Accounts receivable                                                          (1,793,855)         (1,699,003)

                  Prepaid expenses                                                                (39,405)            268,150

                  Other assets                                                                    215,297            (988,162)

                   Payment of an Acquisition Liability                                            (75,000)

                  Accounts payable and other accrued expenses                                     334,307           1,202,073
                                                                                             ------------        ------------
            Net cash provided by operating activities                                              83,075             352,863
                                                                                             ------------        ------------

Cash flows from investing activities:
            Purchase of equipment                                                                (285,134)            (22,870)

            Acquisition of DSI, net of cash acquired                                                    -         (23,235,190)
                                                                                             ------------        ------------
            Net  cash used in investing activities                                               (285,134)            (22,870)
                                                                                             ------------        ------------
Cash flows from financing activities:
            Proceeds from sales of preferred stock                                                                  8,418,000

            Proceeds from sales of common stock                                                 1,423,000                   -

            Payments received on note receivable                                                        -               2,500

            Proceeds from acquisition bridge notes                                                      -           1,100,000

            Repayment of bridge note                                                                    -            (500,000)

            Repayment of short term notes                                                            (891)                  -

            Redemption of preferred stock                                                      (2,100,000)                  -

            Net funds drawn on revolver for DSI Acquisition                                    20,800,000          15,775,000

            Net repayments of Revolving Credit Agreement                                      (20,254,340)         (1,673,399)

            Preferred dividends paid                                                             (167,177)                  -

            Deferred financing costs                                                                    -            (190,000)
                                                                                             ------------        ------------
            Net  cash (used in) provided by financing activities                                 (299,408)         22,932,101
                                                                                             ------------        ------------

Net increase (decrease) in cash and cash equivalents                                             (501,467)         23,262,094


            Cash and cash equivalents at beginning of period                                    2,326,817             337,615
                                                                                             ------------        ------------
            Cash and cash equivalents at end of period                                       $  1,825,350        $ 23,599,709
                                                                                             ============        ============

Supplemental disclosure of cash flow information:                                            $    360,080        $    414,545
                                                                                             ============        ============
            Interest paid during the period


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

     The following table provides an analysis of the purchase price of the DSI acquisition. The excess of the purchase price over the book value of the net assets acquired, which has been allocated to goodwill, is as follows:

Cash consideration paid to the seller                                $25,000,000
Commitment to fund AmeriNet, Inc.                                      1,500,000
Seller's stock put right                                               1,200,000
Transaction expenses                                                   1,114,317
                                                                      ----------

Total purchase cost                                                   28,814,317

Fair value of net assets acquired                                     21,798,469
                                                                     -----------

Purchase price in excess of fair value
  of net assets acquired allocated to
  goodwill                                                           $ 7,015,848
                                                                     ===========

  Goodwill is being amortized on a straight-line basis over a ten-year period.

   The following pro-forma information illustrates the estimated effects of the DSI Acquisition as if such transaction was consummated on January 1, 2000:


                                                      For the three months
                                                         ended March 31,
                                                               2000
                                                               ----
                                                      (in thousands except
                                                         per share data)
Total revenues                                       As reported       $ 12,686
                                                     Pro forma           17,728

Loss from                                            As reported       $ (1,961)
   continuing operations                             Pro forma           (1,565)

Basic and diluted                                    As reported       $  (1.39)
   Loss per share                                    Pro forma            (0.10)

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

     Dividends accrue on the New Series A Shares at an annual rate of 10% of the face amount, payable semi-annually in cash and/or Common Stock at our option under certain conditions. We have reserved 220,521 shares of common stock in payment of dividends accrued on the New Series A Shares as of January 1, 2001. Such shares are issuable to the holder of the Series A Shares at any time, upon request. The New Series A Shares are redeemable, at the option of us under certain conditions, at a redemption price of 100% of face value plus any accrued and unpaid dividends.

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

Series A Convertible Preferred Stock ("New Series A Shares" or "Series A
Shares")

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

     Dividends are payable on the Series A Shares on July 1 and January 1 of each year, at an annual rate of 10% of the face amount. We have reserved 220,521 shares of common stock in payment of dividends accrued on the New Series A Shares as of January 1, 2001. Such shares are issuable to the holder of the Series A Shares at any time, upon request. Dividends are payable in cash or, if the conditions described in the certificate of designations are satisfied, in additional shares of common stock valued at the conversion price on the dividend payment date.

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

     The Series A Shares are convertible at the option of the holder into a number of shares of our common stock determined by dividing the applicable conversion price into the stated value of the Series A Shares. The conversion price is the lower of: (i) $1.9250 or (ii) 91% of the average of the three lowest, non-consecutive closing bid prices for the common stock during the ten trading days preceding the date of the holder's notice to us of the conversion. The conversion price in effect on March 31, 2001 was $0.8038 and, accordingly, on that date the outstanding Series A Shares would have been convertible into a total of 6,674,167 shares of common stock, including 376,220 shares of common stock representing payment of accrued dividends, which would be payable upon conversion in either cash or shares of common stock at the option of the Company.

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

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CROSS MEDIA MARKETING CORPORATION


                       By: /s/ Chet Borgida
                          ---------------------------------
                       Name:   Chet Borgida
                       Title:  Senior Vice President and Chief Financial Officer



Date:  June 7, 2001