Form 10KSB/A
period 2000-12-31
CROSS MEDIA MARKETING CORP
filed 2001-07-30
CIK 1069201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        AMENDMENT NO. 1 ON FORM 10-KSB/A
                                 TO FORM 10-KSB

      |X| Annual report pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934 for the fiscal year ended December 31, 2000

                                       OR

    |_| Transition report pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934 for the transition period from ____ to ____


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

                          461 Fifth Avenue, 19th Floor
                            New York, New York 10017
          (Address of principal executive offices, including zip code)
                                 (212) 457-1200
              (Registrant's telephone number, including area code)

              Securities registered under Section 12(b) of the Act:

                                                        Name of Each Exchange
      Title of Each Class                               on which Registered
      ----------------------------                      ----------------------
      Common Stock, $.001 par value                     American Stock Exchange


              Securities registered under Section 12(g) of the Act:

                                      None


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes |X|      No |_|

      Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the year ended December 31, 2001 were $61.9 million.

      As of March 20,  2001 the  issuer  had  outstanding  35,717,169  shares of
Common Stock. The aggregate market value of the Common Stock held by nonaffiliates as of March 20, 2001 was approximately $11.5 million, based on a closing price for the Common Stock of $1.05 on the American Stock Exchange on such date.

Explanatory Note

      On March 26, 2001, Cross Media Marketing Corporation (the "Company") filed its Annual Report on Form 10-KSB for the year ended December 31, 2000.

      As  discussed  in  Note  X  to  the  consolidated   financial  statements,
subsequent to the issuance of the Company's 2000 consolidated financial statements, the management of the Company determined that the Company's practice of reporting remittances to publishers as direct costs and expenses was inconsistent with the Company's role as an agent for publishers. Accordingly, the Consolidated Statement of Operations for the year ended December 31, 2000 has been restated to reflect the recording of revenues as the amount billed to a customer, less the amount paid to a publisher when the Company is acting as an agent. The effect of the restatement is to decrease revenues, net and direct costs and expenses for the year ended December 31, 2000 by $6,364,565. Gross profit, loss before income taxes, net loss and the related per share amounts were not affected.

      In addition, certain expenses have been combined and reclassified into General and Administrative Expenses.


      No attempt has been made to update disclosures for events subsequent to the filing date of March 26, 2001.

      The Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in this filing have been accordingly revised.

      The items amended are as follows:

      Part II, Item 6         Management's Discussion and Analysis of
                              Financial Condition and Results of Operations

      Part II, Item 7         Financial Statements

                                     PART II

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

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Revenues

      The Company  recorded  revenues  totaling $55.5 million for the year ended
December 31, 2000. These revenues were derived from the sale of magazine contracts at MOS totaling approximately $52.2 million and commission revenues from sales of memberships in a third party discount-buying club totaling approximately $3.3 million. There were no revenues in the comparable period in 1999 as such revenues related to the operations of DSI that were acquired on January 28, 2000. The Company records its revenues from sales of magazine subscriptions net of cancellation, collection reserves, and payments made to publishers for fulfillment costs. In the third and fourth quarters of 2000, the Company increased the reserves on its twenty pay contracts (magazine subscriptions payable by the subscriber in twenty monthly installments) resulting in pre-tax charges of $1.1 million and $880,000, respectively.

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

      General and Administrative Expenses

      General and administrative expenses increased $6.1 million to $8.4 million in 2000 from $2.3 million in 1999. This increase reflects salary expense of approximately $2.5 million related to MOS and approximately $1.3 million of increased cost related to increased staff at Cross Media Marketing (parent company). The Company had approximately 233 full-time and 51 part-time employees as of December 31, 2000. The increase is also related to $2.1 million of other operating expenses incurred at MOS since the acquisition of the operations of DSI, including accounting and legal expenses of $306,000, travel and entertainment expenses of $166,000, rent of $162,000 and depreciation of $84,000. Other operating expenses in 1999 consisted primarily of accounting and legal expenses of approximately $462,000, travel and entertainment expenses of approximately $211,000 and office expenses of approximately $195,000 Also included in other operating expenses for 1999 is the net loss of $178,511 incurred on the Company's PAC operation that was closed in June 1999 and a bad debt expense of $500,000 related to the 100% valuation reserve recorded on a $500,000 loan made to AmeriNet, Inc. ("AmeriNet") in 1999.

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

      Costs of Acquisitions Not Consummated

      In August 2000, the Company entered into an agreement (the "Agreement") to acquire National Syndications, Inc. ("NSI"), a direct marketer of consumer products and a party to service advertising contracts. In February 2001, the Company and NSI terminated the Agreement. As a result of such termination, in the fourth quarter of 2000, the Company recorded a pretax charge of $967,500, epresenting the write-off of non-refundable deposits and professional fees incurred related to the NSI transaction.

      In February 2000, the Company announced its decision not to exercise its ptions to purchase 50.1% of the outstanding Common Stock of AmeriNet or all of the outstanding Common Stock of Hamilton Telecommunications, Ltd ("Hamilton"). As a result, the Company recorded a charge of $621,716 during the fourth quarter of 1999, representing the cost of legal and professional fees. This charge, which is presented as the cost of acquisitions not consummated, consists principally of professional and consulting fees (including $38,000 representing the fair value of Common Stock purchase warrants and $432,000 representing the fair value of 225,000 shares of Common Stock that were issued to various consultants).

      Other Income

      Other income increased $317,000 to $347,000 in 2000 from $30,000 in 1999.
ncluded in other income for 2000 are approximately $245,000 of fees earned from the sale of third-party long distance telephone service, interest income and other fee income of approximately $102,000. Other income for 1999 represented interest income earned on the Company's overnight investments.

      Income Taxes

      The Company recorded a $0.3 million provision for income taxes in 2000 reflecting a state tax liability resulting from the MOS operations. No provision was recorded for federal income taxes in 2000 or 1999, as the Company has incurred net operating losses since inception. At December 31, 2000, the Company ad Federal and state net operating loss carryforwards of approximately $7.0 million that will be available to offset future taxable income, if any, through December 2020. The utilization of net operating losses is subject to a substantial limitation due to the "change of ownership" provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A 100% valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences since there is no assurance that their benefit will be realized in the future.

      Preferred Dividends

      The Company accounted for the issuances of its preferred stock in accordance with EITF Issue No. 98-5, as amended by EITF Issue 00-27. Both Issues are titled "Convertible Securities

With  Beneficial  Conversion  Features  or  Contingently  Adjustable  Conversion
Ratios". As a result of the issuance and adoption of EITF 00-27 in November 2000, the Company has adjusted preferred stock dividends recorded in prior 2000 quarters that were related to effective beneficial conversion features. In accordance with EITF 00-27, the Company recorded $39.6 million of dividends for 2000, including $38.7 million of non-cash deemed dividends and contractual dividends of approximately $0.9 million in connection with the Series A, B, and C preferred stock issued to complete the DSI Acquisition on January 28, 2000 and the issuance of the New Series A and C Shares. Deemed dividends represent the accretion of the difference between the carrying value and the mandatory redemption amounts of preferred stock that resulted from the allocation of a portion of the proceeds to Common Stock, Common Stock purchase warrants, and the beneficial conversion features of the shares and dividends received in connection with the conversion of the Series A preferred stock into Common Stock on March 27, 2000 and dividends received upon the extension of the redemption date and the adjustment of the default conversion price of the Series C Shares stock.

      Extraordinary Loss on Extinguishment of Acquisition Liability

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

Liquidity and Financial Condition

      At December 31, 2000, the Company had cash on hand of $2.3 million. The Company generated $4.1 million from operations and $22.6 million from financing activities and used $24.7 million in investing activities. Through the operations of MOS, the Company generates cash flow from the sale and collection of trade receivables, commissions earned from publishers in connection with originating paid subscriptions for certain publications, and commissions earned on the sale of third party discount buying club memberships and telecommunications services. MOS uses these funds as well as funds available under its revolving credit facility to funds its working capital needs. Under the Coast Facility, MOS is not permitted to make distributions to Cross Media Marketing in excess of $1.8 million per annum, plus any amounts necessary for tax obligations attributable to its operations. While the Company believes that the cash flow from operations at MOS and the amount available under the revolving credit facility are currently sufficient to meet the Company's day-to-day operating requirements, such cash flow would not be sufficient to satisfy certain other commitments nor would such cash flow be sufficient to complete any additional acquisitions in furtherance of the Company's overall strategy. Consequently, the Company may be required to raise additional financing to provide for additional working capital.

      AmeriNet Commitment

      In February 2000, the Company decided not to exercise its option (the "Option") to acquire 50.1% of the outstanding stock of AmeriNet, Inc., but as a prerequisite to consummating the DSI Acquisition, agreed to provide a $1.5 million credit facility to AmeriNet in addition to a $500,000 loan made during 1999. Richard Prochnow (the seller of DSI) owns 50% of the Common Stock of AmeriNet. Due to the uncertainty of AmeriNet's ability to repay any of such loans, the Company treated its commitment to provide additional funding to AmeriNet as an increase in the purchase price of DSI. Under the original terms of the credit facility, the Company was obligated (1) to lend AmeriNet $100,000 per month for the ten months beginning in March 2000 through December 2000 inclusive, and (2) on or before July 28, 2000, to purchase for $500,000 a $500,000 principal amount note issued by AmeriNet to RLP Holdings L.P., an affiliate of Mr. Prochnow. The Company loaned AmeriNet an aggregate $300,000 in connection with the credit facility. In November 2000, the Company exchanged 1.0 million shares of its Common Stock, with a fair value of $1.9 million, in full satisfaction of the remaining obligation to AmeriNet of $1.2 million and accordingly, recognized in the fourth quarter of 2000, an extraordinary loss on the extinguishment of acquisition liability of $767,500.

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

      The holder further agreed that the payment of semi-annual dividends on the New Series A Shares for calendar year 2000 will be extended until March 28, 2000.

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

      Credit Facility Covenants

      In January 2000, MOS and the Company entered into an agreement with Coast Business Credit ("Coast") to provide a credit facility to finance the acquisition of the Company's magazine subscription telemarketing business and the ongoing working capital needs of MOS. The credit facility has a term of three years, and provides a maximum credit line of $20 million, subject to certain availability limitations. The Company has guaranteed MOS' obligations under the Coast Facility. Under the agreement with Coast, the Company is required, among other things, to maintain a consolidated net worth of not less than $9.0 million (defined as stockholders' equity and subordinated debt) and excess borrowing availability of $750,000. If the Company cannot satisfy these or other covenants under the Coast Facility, it will be required to seek a waiver or amendment from Coast. Although Coast has agreed to waivers and amendments in the past, there can be no assurance that they will do so in the future. If MOS and the Company are in default of their obligations to Coast, Coast would be entitled to accelerate the maturity of outstanding indebtedness under the credit facility ($11.2 million as of December 31, 2000), and to enforce its security interest in the assets.

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

      Economic Slowdown.

      The Company's business may be adversely affected by periods of economic slowdown or recession, which may be accompanied by a decrease in the availability of consumer credit. Any material decline in the availability of consumer credit may result in a decrease in consumer demand to make credit cards purchases, which could adversely affect the demand for the Company's products and services.

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

      Market Related Risks

      Shares Eligible For Future Sale Could Cause The Stock Price To Decline Due To Dilution

      As of March 20, 2001, there were 35,717,169 issued and outstanding shares of Common Stock. If the holders of all outstanding options and Common Stock purchase warrants exercised those options and warrants, and the holders of all outstanding convertible securities converted them into Common Stock, the Company would be required to issue approximately 23.2 million additional shares of Common Stock, based on current exercise and conversion prices. The conversion price of the outstanding Series A Shares is subject to adjustment in a manner that could result in substantial dilution to other holders of the Company's equity securities. The Series A Shares are convertible into Common Stock at a floating rate based on the average of the three lowest non-consecutive closing bid prices of the Common Stock during the ten trading days prior to the date on which the conversion price is determined, subject to certain adjustments (although prior to June 9, 2001, the New Series A Shares cannot be converted into Common Stock if the closing bid price of the Common Stock is less than $1.50 per share). Therefore, the lower the price of the Common Stock at the time of conversion, the more shares of Common Stock the holder of the New Series A Shares will receive upon conversion.

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

      As a  Delaware  corporation,  the  Company  is  subject  to the  General
Corporation Law of the State of Delaware, including Section 203, an anti-takeover law enacted in 1988. In general, Section 203 restricts the ability of a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder. Subject to certain exceptions, an interested stockholder is a person who, together with affiliates and associates, owns, or within three years did own, 25% or more of a corporation's voting stock. As a result of the application of Section 203, potential acquirors may be discouraged from attempting to acquire the Company, thereby possibly depriving the Company's stockholders of acquisition opportunities to sell or otherwise dispose of the Company's stock at above-market prices typical of such acquisitions.

Item 7.  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                                                                  Page
                                                                  ----

Report of Independent Certified Public Accountants                 19

Financial Statements

      Consolidated Balance Sheets
      Consolidated Statements of Operations
      Consolidated Statement of Stockholders' Equity
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements                  F-1

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

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note X, the accompanying consolidated statement of operations for the year ended December 31, 2000 has been restated.

/s/ GRANT THORNTON LLP

New York,  New York
February 15, 2001 (except for Notes C and X, as to which the date is July 26,
2001)

--------------------------------------------------------------------------------
Item 7. Condensed Consolidated Financial Statements

               Cross Media Marketing Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                  December 31,

                                                         2000          1999
                                                         ----          ----
Assets:
Current assets
       Cash and cash equivalents                      $2,326,817      $ 337,615
       Trade accounts receivable, net of
           collection and cancellation reserve of
           $24,573,041                                26,255,317               -
       Other receivables                               2,765,635               -
       Prepaid expenses                                  639,360         19,916

       Deferred expense                                1,164,714               -
                                                    -----------      ----------
               Total current assets                   33,151,843        357,531

       Property and equipment (at cost, less             866,590         34,208
           accumulated depreciation)
       Deferred acquisition costs                              -        514,317
       Deferred financing costs                          768,056        150,000
       Goodwill                                        8,419,005
       Other assets                                      738,846
                                                    -----------      ----------
                                                     $43,944,340      1,056,056
                                                    ============     ==========
Liabilities and Stockholders' Equity:

Liabilities
      Revolving credit facility                      $11,226,332    $         -

      Accounts payable and accrued expenses            5,814,828        523,373

      Accrued closing costs                            1,450,000    $         -

      Amounts due to publishers                        7,035,939    $         -
      Deferred revenue                                 2,531,987    $         -
                                                    -----------      ----------
           Total liabilities                          28,059,086        523,373


      Commitments                                              -               -

      Mandatorily redeemable preferred stock, par
      value $.001 per share; authorized 10,000,000
      shares; 62,455 outstanding at
      December 31, 2000                                6,245,450

Stockholders' equity:

      Convertible preferred stock, $5,062,500
      liquidation value; authorized
         10,000,000 shares; 50,625 shares issued       3,303,951               -
         and outstanding
      Common stock, par value $.001 per share;
      authorized 100,000,000 shares; 29,604,519
      and 14,043,214 shares issued and outstanding
      at December 31, 2000 and 1999, respectively         29,605         14,043

      Additional paid in capital                      63,221,911     12,848,277

      Note receivable - common stock                  (2,497,500)    (2,500,000)

      Accumulated deficit                            (54,418,163)    (9,829,637)

        Total stockholders' equity                     9,639,804        532,683
                                                    -----------      ----------
                                                     $43,944,340      1,056,056
                                                    ============     ==========

The accompanying notes are an integral part of this statement.

               Cross Media Marketing Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                        For the Year Ended
                                                           December 31,
                                                      2000                1999
                                                   (Restated)             -----
                                                   ---------

Revenues, net                                      55,487,795      $       --

Direct costs and expenses
      Commission expense                           30,761,172              --
      Other direct costs                           10,616,630              --
                                                 ------------      ------------
                                                   41,377,802              --

      Gross profit                                 14,109,993              --

      General and administrative expenses           8,403,991         2,340,500
      Consulting expenses                           4,105,698         6,577,827
      Amortization of goodwill and other              555,613              --
      intangible assets
      Costs of acquisitions not consummated           967,500           621,716
                                                 ------------      ------------
      Total expenses                               14,032,802         9,540,043

Income (loss) from operations                          77,191        (9,540,043)

Other income, (expense)
      Interest expense                             (4,363,421)             --
      Other income                                    347,125            29,910
                                                 ------------      ------------
                                                   (4,016,296)           29,910

Loss before income taxes                           (3,939,105 )      (9,510,133)

Provision for income taxes                            279,345              --
                                                 ------------      ------------

Loss before extraordinary item                     (4,218,450)       (9,510,133)

Extraordinary loss                                   (767,500)             --

Net loss                                           (4,985,950)       (9,510,133)

Preferred dividends                               (39,602,806)             --
                                                 ------------      ------------

Net loss to common stockholders                  $(44,588,756)     $ (9,510,133)
                                                  ===========      ============

Basic and diluted loss per share

      Loss before extraordinary item              $     (1.81)     $      (0.80)

      Extraordinary loss on extinguishment of
      acquisition liability                             (0.03)             --

     Net loss per share                           $     (1.84)     $      (0.80)
                                                  ===========      ============

Weighted - average shares of common stock
outstanding -  basic and diluted                   24,284,483        11,852,273
                                                  ===========      ============

The accompanying notes are an integral part of this statement.


                                                   Cross Media Marketing Corporation and Consolidated Subsidiaries
                                                       Condensed Consolidated Statement of Stockholders' Equity
                                                            For the years ended December 31, 2000 and 1999

                                                                   Common stock
                                                                                                      Additional
                                                   Preferred        Number of                          Paid-in
                                                     Stock            Shares           Amount          Capital
                                                     -----            ------           ------          -------


Balance at December 31, 1998                          $     -        7,370,464        $   7,370        $ 587,152

Sales of common stock                                       -        5,429,250            5,429        5,475,589

Issuances of common stock from exercise of
previously issued warrants                                  -           28,500               29           28,451

Common stock issued for consulting services                 -        1,215,000            1,215        3,231,535

Warrants issued for consulting services                                                                3,525,550

Net loss for the year ended December 31, 1999

Balance at December 31, 1999                                -       14,043,214           14,043       12,848,277

Common stock issued with preferred stock                    -        2,461,817            2,462        1,878,703

Common stock issued for preferred stock                     -        9,224,232            9,224       17,660,202
extensions and conversions

Warrants issued with preferred stock                        -                -                -        3,056,621

Warrants issued for preferred stock extensions
and conversions                                             -                -                -        4,374,932

Accretion of mandatorily redeemable preferred
stock                                                       -

Deemed dividends relating to intrinsic value                -                -                -       10,004,532

Contractual dividends

Conversion of preferred stock                               -         610,333               611          866,545

Issuance of New Series A Preferred                  3,303,951                                          2,496,103

Common stock issued with debt                               -           75,000               75          179,425

Common stock issued in connection with default
and conversion of debt                                      -          741,548              742        1,397,576

Warrants issued to acquisition, bridge and
short-term note holders post issuance                                                                  1,516,178

Common stock issued for consulting services                 -          655,275              655        1,358,300

Warrants and options issued primarily for
consulting services                                         -                -                -        1,720,710

Repayment of note receivable for stock

Adjustment of shares issued in previous period              -           33,100               33             (33)

Common stock issued in connection with
acquisition                                                 -          760,000              760        1,927,340

Common stock issued in settlement of acquisition
liability                                                   -        1,000,000            1,000        1,936,500

Net loss for the year ended December 31, 2000


Balance at December 31, 2000                        3,303,951       29,604,519           29,605       63,221,911
                                                   ==========     ============       ==========      ===========

                                                          Note         Accumulated
                                                      Receivable        Deficit           Total
                                                      ----------        -------           -----

Balance at December 31, 1998                              $    -      $ (319,504)       $  275,018

Sales of common stock                                (2,500,000)                         2,981,018

Issuances of common stock from exercise of
previously issued warrants                                                                  28,480

Common stock issued for consulting services                                              3,232,750

Warrants issued for consulting services                                                  3,525,550

Net loss for the year ended December 31, 1999                         (9,510,133)       (9,510,133)

Balance at December 31, 1999                         (2,500,000)      (9,829,637)          532,683

Common stock issued with preferred stock                                                 1,881,165

Common Stock issued for preferred stock                              (17,669,426)                -
extensions and conversions

Warrants issued with preferred stock                                                     3,056,621

Warrants issued for preferred stock extensions
and conversions                                                       (4,374,932)                -

Accretion of mandatorily redeemable preferred
stock                                                                 (4,448,837)      (4,448,837)

Deemed dividends relating to intrinsic value                         (10,004,532)                -

Contractual dividends                                                   (861,275)        (861,275)

Conversion of preferred stock                                                              867,156

Issuance of New Series A Preferred                                    (2,243,804)        3,556,250

Common stock issued with debt                                                              179,500

Common stock issued in connection with default
and conversion of debt                                                                   1,398,318

Warrants issued to acquisition, bridge and
short-term note holders post issuance                                                    1,516,178

Common stock issued for consulting services                                              1,358,955

Warrants and options issued primarily for
consulting services                                                                      1,720,710

Repayment of note receivable for stock                     2,500                             2,500

Adjustment of shares issued in previous period                                230              230

Common stock issued in connection with
acquisition                                                                              1,928,100

Common stock issued in settlement of acquisition liability                               1,937,500

Net loss for the year ended December 31, 2000
                                                                       (4,985,950)      (4,985,950)

Balance at December 31, 2000                        $ (2,497,500)    $(54,418,163)      $9,639,804
                                                    ============     ============       ==========

The accompanying notes are an integral part of this statement.


                 Cross Media Marketing Corporation and Subsidiaries
                  Condensed Consolidated Statements of Cash Flows
                              Year Ended December 31,

                                                                    2000          1999
                                                                    ----          ----
 Cash flows from operating activities:
          Net loss                                              $(4,985,950)   (9,510,133)

          Adjustments to reconcile results of operations to net cash provided by operating activities:

          Value of common stock and common stock purchase
           warrants issued for services                           3,079,655     6,486,300
          Non cash interest expense                               2,381,450             -
          Depreciation and amortization                           1,052,598         5,124
          Bad debt expense                                                -       500,000
          Write-off of organization costs                                 -        25,110
          Net change in asset and liability accounts net of
           effect of acquisitions
                Accounts receivable                                (753,942)            -
                Prepaid expenses                                    145,956       (19,916)
                Accounts payable and other accrued expenses       4,849,158       454,140
                Other, net                                       (1,676,190)       39,315
                                                               ------------   -----------

          Net cash provided by (used in) operating activities     4,092,735    (2,020,060)
                                                               ------------   -----------
 Cash flows from investing activities:

          Purchase of equipment                                    (434,315)      (35,749)
          Loans made to AmeriNet                                          -      (500,000)
          Acquisition of DSI, net of cash acquired              (23,710,190)            -
          Acquisition of WeFusion                                  (298,050)            -
          Loans made to Heritage                                   (275,000)            -
          Deferred acquisition costs                                      -      (242,317)
                                                               ------------   -----------

          Net cash used in investing activities                 (24,717,555)     (778,066)
                                                               ------------   -----------

 Cash flows from financing activities:
          Proceeds from sales of preferred stock                 12,724,250             -
          Proceeds from sales of common stock                             -     3,009,498
          Payments received on note receivable                        2,500             -
          Proceeds from short-term notes                          1,350,000             -
          Repayment of short-term notes                          (1,228,800)            -
          Repayment of preferred stock                             (535,000)            -
          Net funds drawn on revolver for DSI Acquisition        16,000,000             -
          Net repayments of Revolving Credit Agreement           (4,773,668)            -
          Preferred dividends paid                                 (510,260)            -
          Deferred financing costs                                 (415,000)     (150,000)
                                                               ------------   -----------

          Net cash provided by financing activities              22,614,022     2,859,498
                                                               ------------   -----------

 Net increase in cash and cash equivalents                        1,989,202        61,372
          Cash and cash equivalents at beginning of period          337,615       276,243
                                                               ------------   -----------

          Cash and cash equivalents at end of period            $ 2,326,817   $   337,615
                                                               ============   ===========

 Supplemental disclosure of cash flow information:

          Income taxes paid during the period                   $   858,000   $         -
                                                               ============   ===========
          Interest paid during the period                       $ 1,981,971   $         -
                                                               ============   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

        During the year ended December 31, 2000, the Company recorded equipment additions under capitalized lease obligations amounting to $354,398.


            ACQUISITIONS OF BUSINESS
          Assets acquired                                       $ 29,102,823
          Costs in excess of net assets acquired                   8,974,618
          Liabilities assumed                                     (7,036,974)
          Accrued closing costs not yet satisfied                 (1,450,000)
          Accrued closing costs settled in stock                  (3,228,100)
          Deferred acquisition costs from prior period              (514,317)
          Cash received at closing                                (1,839,810)
                                                                -------------
          Net cash paid for acquisitions of businesses           $ 24,008,240
                                                                =============

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

      Cash and Cash Equivalents: The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 2000 consists of an overnight repurchase agreement of approximately $1.8 million and deposits in a money market fund of approximately $495,000.

      Property and Equipment: Property and equipment are recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years.

      Goodwill Amortization: Goodwill represents the excess of the purchase price over the fair market value of net assets acquired in a business combination. Goodwill is amortized as an expense on a straight-line basis over a period from seven to ten years. The carrying value of goodwill is analyzed quarterly by the Company, based upon the expected revenue and profitability levels of the acquired enterprise, to determine whether the value and future benefit may indicate a decline in value. If the Company determines that there has been a decline in value of the acquired enterprise, the Company writes down the value of the goodwill to the revised fair value.

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

      Revenues: Revenues derived from originating magazine subscriptions are recognized by the Company when the Company receives the first installment payment for subscriptions purchased. The customer can cancel the subscription within ten days of the order. Amounts collected from customers prior to the expiration of the cancellation period are recorded as deferred revenues. Revenues also include commissions earned from publishers in connection with originating paid subscriptions for certain publications. Commissions are also earned from outside parties for securing memberships in a discount-buying club and sales of long-distance telephone services. Commissions are recognized when the related subscriptions or memberships are obtained. Revenues are reflected net of cancellation, collection reserves, and payments made to publishers for fulfillment costs. Cancellation reserves are based upon the Company's historical cancellation experience.

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

      The following table provides an analysis of the purchase price of the DSI Acquisition. The excess of the purchase price over the book value of the net assets acquired has been allocated to goodwill calculated as follows:

      Cash consideration paid to the seller                $25,000,000
      Commitment to fund AmeriNet, Inc.                      1,500,000
      Transaction expenses                                   1,114,317
                                                           -----------

      Seller's stock put right                               1,200,000
                                                           -----------
      Total purchase cost                                   28,814,317

      Fair value of net assets acquired                     21,798,469
                                                           -----------

      Purchase price in excess of estimated fair value
         of net assets acquired allocated to goodwill      $ 7,015,848
                                                           ===========

      Goodwill is being amortized on a straight-line basis over a ten-year period.

      The  following  pro-forma  information,   as  restated,   illustrates  the
estimated effects of the DSI Acquisition as if such transaction were consummated on January 1, 1999 (see Note X):

                                                       2000        1999
                                                       ----        ----
                                                        (in thousands
                                                            except
                                                       per share date)

      Total revenues       As reported               $55,488       $ -
                           Pro forma                  60,529      61,791

      (Loss) from          As reported               $(4,986)    $(9,510)
      continuing           Pro forma                  (4,912)     (4,541)
      operations

      Basic and diluted    As reported                $(1.84)     $(0.80)
      (loss) per share     Pro forma                   (0.37)      (0.41)

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

NOTE E -    Equipment

      Equipment at cost, less accumulated depreciation, is summarized as follows:

                                                2000         1999
                                                ----         ----

         Furniture and fixtures               $199,000     $ 15,534
         Equipment                             423,131       23,923
         Assets subject to capital leases      354,398          -
                                              --------     --------
                                               976,529       39,457

         Accumulated depreciation             (109,939)      (5,249)

                                              $866,590      $34,208

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

NOTE G -    Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following:

   -------------------------------------------------
                                2000       1999
   -------------------------------------------------
   Accounts payable          $1,591,820  $  50,094
   -------------------------------------------------
   Accrued professional fees    672,500    302,298
   -------------------------------------------------
   Accrued wages and bonuses  1,328,560     15,000
   -------------------------------------------------
   Dividends payable            341,135         --
   -------------------------------------------------
   Accrued commissions          442,413         --
   -------------------------------------------------
   Other                      1,438,400    155,981
   -------------------------------------------------
                             $5,814,828  $ 523,373
   -------------------------------------------------

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

      The holders of 3,000 shares of Series B Preferred elected to convert their shares of Series B Preferred (and accrued dividends thereon) into an aggregate of 610,333 shares of Common Stock. The Company redeemed the remaining Series B Preferred shares on June 29, 2000 for an aggregate redemption price of $1,235,000 (plus $21,269 in accrued dividends).

Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C
Preferred")

      On January 28, 2000, in a private placement, the Company sold 52,892 unit each unit consisting of one share of Series C Preferred with a face value of $100 and 33.33 shares of the Company's Common Stock for approximately $5 million. Additionally, the Company reduced the exercise price on 2 million warrants previously issued to a Series C holder from $3.50 per share to $1.00 per share. The Series C Preferred was initially convertible into 2,644,600 shares of Common Stock at a conversion ratio of $2.00 per share and carried a 10% cumulative dividend.

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


                                     Series A           Series B              Series C    New Series C
                                     --------           --------              --------    ------------
      Mandatory redemption amount   $ 2,150,000       $1,535,000            $ 5,439,200     $ 806,250

      Allocation of proceeds to:
        Preferred stock              $1,428,571       $1,173,715            $ 2,401,352      $372,844
        Common stock                        430                                   1,763           269
        Additional paid-in            1,860,999        1,282,285              4,948,237       749,731
         capital
        Retained earnings            (1,290,000)        (921,000)            (2,401,352)     (372,844)
                                    -----------       ----------            -----------     ---------
        Gross proceeds              $ 2,000,000        1,535,000              4,950,000     $ 750,000

      The following table summarizes the preferred stock dividends recorded for the year ended December 31, 2000.


                                     Series A     New Series A    Series B    New Series B   New Series C   Total
                                     --------     ------------    --------    ------------   ------------   -----

     Deemed dividends at issuance   $  1,428,57   $ 2,243,804    $ 1,173,715  $ 2,401,352    $372,844    $ 7,620,286

     Deemed dividends                15,074,455             -        911,441   14,701,943     433,406     31,121,245
       accreted/conversion

     Contractual dividends                    _       250,954         69,524      496,617      44,180        861,275
                                     ----------    ----------     ----------   ----------     -------     ----------
     Totals                         $16,503,026   $ 2,494,758    $ 2,154,680  $17,599,912    $850,430    $39,602,806
                                     ==========    ==========     ==========   ==========     =======     ==========

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

NOTE O -    Extraordinary Loss on Extinguishment of Acquisition Liability

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

NOTE Q -    Income Taxes

      Significant components of the Company's deferred tax assets are as follows:

                                                          2000        1999
                                                          ----        ----

      Net operating losses                             $2,800,000  $2,365,000
      Organization and start-up costs                      50,000      72,000
      Common stock purchase warrants issued for         2,200,000   1,356,000
      services
      Bad debt reserve                                    400,000     200,000
      Executive bonuses                                   500,000         -
      Accrued vacation pay                                 50,000       7,000
                                                       ----------   ---------
                                                        6,000,000   4,000,000

      Valuation allowance                              (6,000,000  (4,000,000)
                                                       ----------   ---------
      Net deferred tax asset                           $      --  $        --
                                                       =========    =========
      As of December 31, 2000, the Company has Federal and state net operating loss carryforwards of approximately $7.0 million that will be available to offset future taxable income, if any, through December 2020. The utilization of net operating losses is subject to a substantial limitation due to the "change of ownership" provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A 100% valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences due to the uncertainty that their benefit will be realized in the future.

      The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements.

                                                         2000        1999
                                                         ----        ----
      Computed "expected" benefit
            for Federal income taxes                    (34.0%)      (34.0%)
      Increase in valuation allowance
            for deferred tax assets                      42.1         40.7
      Effect of State income taxes, net of
            Federal benefit                              (3.2)        (6.7)
      Permanent differences                              (1.0)          -
                                                         ----         ----
                                                          5.9%         --%
                                                         ====         ====

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

Leases

      The Company leases certain facilities and equipment under operating leases having terms ranging from three to ten years. The operating leases expire in 2011. As of December 31, 2000, future minimum lease payments under noncancellable operating leases are as follows:


         -------------------------------
              2001             $871,800
         -------------------------------
              2002              966,300
         -------------------------------
              2003              896,600
         -------------------------------
              2004              684,400
         -------------------------------
                  2005          566,600
         -------------------------------
         Thereafter           2,652,000
         -------------------------------
         Total               $6,637,700
         -------------------------------

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

      If the Company had elected to recognize compensation expense based upon the fair value at the grant date, consistent with the methodology prescribed by SFAS No. 123, pro forma net loss and net loss per share to Common Stockholders for the years ended December 31, 2000 and 1999 would have increased to the following pro-forma amounts:

                                                2000          1999
                                                ----          ----
         Net (loss)
           As reported                       $(4,985,950   $(9,510,133)
           Pro forma                          (5,556,211)   (9,697,124)

         Net loss per share to common
           As reported                          $  (1.84)  $      (.80)
           Pro forma                               (1.85)         (.82)

      The following table summarizes the stock option activity for the years ended December 31, 2000 and 1999:

                                               2000               1999
                                               ----               ----
                                                 Weighted-         Weighted-
                                                  average           average
                                                 exercise          exercise
                                         Options   price   Options   price
                                         -------   -----   -------   -----

   Outstanding - beginning of the year   482,000   $2.87    150,000   $1.00
   Granted                             4,007,000    1.99    450,000    3.01
   Canceled                             (375,000)   3.74   (118,000)   1.00
   Outstanding - end of the year       4,114,000    1.93    482,000    2.87

   Options exercisable                 1,008,743    1.88    200,000    2.35

   Weighted average fair value of
     options granted during the year                  .81               .75


      The following table summarizes additional information about outstanding and exercisable stock options at December 31, 2000.

                                         Weighted-
           Range of                      average     Weighted-               Weighted-
           exercise                     remaining    average                 average
            prices         Number       contractual  exercise  Number        exercise
                         outstanding       life       price    exercisable    price
                         -----------       ----       -----    -----------    -----

        $1.00 - $1.38       463,000        3.0        $1.12      313,589       $1.01
        $1.88 - $3.20     3,551,000        4.6        $1.91      645,154       $1.96
            $6.38           100,000        2.7        $6.38       50,000       $6.38
                          4,114,000                            1,008,743

      The fair value of these stock options was estimated at the date of grant using the Black-Scholes Option Pricing Formula based on the following assumptions in 2000 and 1999: an expected life of five years, a risk-free interest rate of 6% and a volatility factor of 35%.

NOTE U -    Stockholders' Equity

      At December 31, 2000, the Company was authorized to issue 100,000,000 shares of Common Stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. A summary of the Company's Common Stock issuances for the years ended December 31, 2000 and 1999 is as follows:

                                                2000                          1999
                                       -----------------------      -----------------------
                                          Shares     Amount            Shares      Amount
                                          ------     ------            ------      ------
      Cash                                        $   ---           2,957,750    $3,009,498

       In connection with
       preferred stock transactions     12,296,383    2,748,321

       Acquisition of WeFusion             760,000    1,928,100

       In connection with debt
       transactions                        816,548    1,498,318

       Note receivable                       ---          ---       2,500,000     2,500,000

       Non-cash (principally consulting
          services)                      1,688,374    1,358,955     1,215,000     3,232,750
                                         ---------    ---------     ---------     ---------
                                       $15,561,305   $7,533,694     6,672,750    $8,742,248
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

      NOTE X - Restatement and Reclassification

      Subsequent to the issuance of the Company's 2000 consolidated financial statements, the management of the Company determined that the Company's practice of reporting remittances to publishers as direct costs and expenses was inconsistent with the Company's role as an agent for publishers. Accordingly, the Consolidated Statement of Operations for the year ended December 31, 2000 has been restated to reflect the recording of revenues as the amount billed to a customer, less the amount paid to a publisher when the Company is acting as an agent. The effect of the restatement is to decrease revenues, net and direct costs and expenses for the year ended December 31, 2000 by $6,364,565. Gross profit, loss before income taxes, net loss and the related per share amounts were not affected.

      In addition, certain expenses have been combined and reclassified into General and Administrative Expenses.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: July 26, 2001                 CROSS MEDIA MARKETING CORPORATION

                                    By: /s/ Chet Borgida
                                       ------------------------------------
                                       Name:  Chet Borgida
                                       Title: Senior Vice President and
                                              Chief Financial Officer