Form 10QSB/A
period 2001-03-31
CROSS MEDIA MARKETING CORP
filed 2001-07-30
CIK 1069201

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ---------------------------

                        AMENDMENT NO. 2 ON FORM 10-QSB/A
                                 TO FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended            March 31, 2001
                               -----------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the transition period from                     to
                               -------------------    -------------------

                           Commission File No. 0-25435

                      CROSS MEDIA MARKETING CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)


                Delaware                               13-4042921
      (State or Other Jurisdiction        (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

461 Fifth Avenue, 19th Floor, New York, NY                  10017
(Address of Principal Executive Office)                   (Zip Code)

      Registrant's telephone number, including area code: (212) 457-1200

      Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  |X|     No
                                                     -------     -------

As of June 5, 2001, there were 35,188,455 shares of the registrant's Common Stock, par value $.001, outstanding.

                        Cross Media Marketing Corporation

 Amendment No. 2 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB for
                  the Quarterly Period Ended March 31, 2001

Explanatory Note

      On May 15, 2001, Cross Media Marketing Corporation (the "Company") filed its Quarterly Report on Form 10-QSB for the three months ended March 31, 2001. On June 7, 2001, the Company filed Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the three months ended March 31, 2001.

      As discussed in Note J to the consolidated financial statements, subsequent to the issuance of the Company's 2000 consolidated financial statements, the management of the Company determined that the Company's practice of reporting remittances to publishers as direct costs and expenses was inconsistent with the Company's role as an agent for publishers. Accordingly, the Consolidated Statements of Operations for the three months ended March 31, 2001 and for the three months ended March 31, 2000 have been restated to reflect the recording of revenues as the amount billed to a customer, less the amount paid to a publisher when the Company is acting as an agent. The effect of the restatement is to decrease revenues, net and direct costs and expenses for the quarters ended March 31, 2001 and March 31, 2000 by $2,111,251 and $1,573,649,
respectively. Gross profit, income (loss) before income taxes, net income (loss) and the related per share amounts were not affected.

      In addition, certain expenses have been combined and reclassified.

      No attempt has been made to update disclosures for events subsequent to the amended filing date of June 7, 2001.

      The Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis or Plan of Operation in this filing have been accordingly revised.

      The items amended are as follows:

      Part I, Item 1          Financial Statements
      Part I, Item 2          Management's Discussion and Analysis or Plan
                              of Operation

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


PART I.     FINANCIAL INFORMATION                                       PAGE

Item 1.           Financial Statements

Consolidated Balance Sheet March 31, 2001 (unaudited)

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2001 and March 31, 2000

Consolidated Statement of Stockholders' Equity (unaudited) for the three months ended March 31, 2001

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2001 and March 31, 2000

Notes to Consolidated Financial
Statements...............................................................F-1

Item 2.     Management's Discussion and Analysis or Plan of
Operation................................................................. 1


SIGNATURE

Item 1. Condensed Consolidated Financial Statements


        Cross Media Marketing Corporation and Subsidiaries
               Condensed Consolidated Balance Sheet
                            (unaudited)

                          March 31, 2001

Assets:
Current assets
       Cash and cash equivalents                                   $  1,825,350
       Trade accounts receivable, net of
       collection and cancellation reserve of $24,358,487            28,029,964
       Other receivables                                              2,860,679
       Prepaid expenses                                                 509,895
       Deferred expense                                               1,052,487
                                                                   ------------
                              Total current assets                   34,278,375
                                                                   ------------
       Property and equipment (at cost, less
       accumulated depreciation)                                      1,061,214
       Deferred financing costs                                         713,389
       Goodwill                                                       8,192,436
       Other assets                                                     661,460
                                                                   ------------
                                                                   $ 44,906,874
                                                                   ============

Liabilities and Stockholders' Equity:

Liabilities
      Revolving credit facility                                    $ 12,167,170
      Accounts payable and accrued expenses                           5,479,545
      Accrued closing costs                                           1,400,000
      Amounts due to publishers                                       7,745,262
      Deferred revenue                                                2,288,015
                                                                   ------------
           Total liabilities                                         29,079,992
                                                                   ------------
      Stockholders'  equity:
      Convertible preferred stock, $5,062,500
      liquidation value; authorized
      10,000,000 shares; 50,625 outstanding                           3,303,951
      Common stock, par value $.001 per share;
      authorized 100,000,000
      shares; 35,743,669 issued and outstanding                          35,744
      Additional paid in capital
                                                                     69,612,694
      Note receivable - common stock                                 (2,497,500)
      Accumulated deficit                                           (54,628,007)
                                                                   ------------
        Total stockholders' equity                                   15,826,882

                                                                   $ 44,906,874
                                                                   ============


The accompanying notes are an integral part of this statement.

                Cross Media Marketing Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                               For the Three Months Ended
                                                                        March 31,
                                                                    2001           2000
                                                                 (Restated)     (Restated)
                                                               ------------    ------------
Revenues, net                                                  $ 18,783,330    $ 11,112,964
                                                               ------------    ------------

Direct costs and expenses
        Commission expense                                        9,580,950       6,251,547
        Other direct costs                                        4,286,221       1,707,072
                                                               ------------    ------------
                                                                 13,867,171       7,958,619

        Gross profit                                              4,916,159       3,154,345

        General and Administrative Expenses                       2,906,534       1,477,962
        Consulting expenses                                         284,704       1,558,379
        Amortization of goodwill and other intangible assets        226,568          96,931
                                                               ------------    ------------
        Total expenses                                            3,417,806       3,133,272

Income from operations                                            1,498,353          21,073

Other income, (expense)
        Interest expense                                           (458,089)     (2,108,637)
        Other income                                                112,682         126,704
                                                               ------------    ------------

Income (loss) before income taxes                                 1,152,946      (1,960,860)

Provision for income taxes                                          232,137               -
                                                               ------------    ------------
Net income (loss)                                                   920,809      (1,960,860)

Preferred dividends
                                                                  1,130,653      20,441,927
                                                               ------------    ------------
Net loss to common stockholders                                $   (209,844)   $(22,402,787)
                                                               ============    ============

Basic and diluted loss per share                               $      (0.01)   $      (1.39)
                                                               ============    ============
Weighted - average shares of common stock outstanding -
   basic and diluted                                             32,791,690      16,136,457
                                                               ============    ============



The accompanying notes are an integral part of this statement.

         Cross Media Marketing Corporation and Consolidated Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 2001

                                                                   Common stock
                                                                                                      Additional
                                                   Preferred        Number of                          Paid-in
                                                     Stock            Shares           Amount          Capital
                                                    ------------       ----------       ----------     ------------
Balance at January 1, 2001                          $  3,303,951       29,604,519       $   29,605     $ 63,221,911

Sales of common stock                                                   1,500,000            1,500        1,406,500

Common stock issued for consulting services                                26,500               27           41,049

Warrants issued primarily for consulting services                                                            76,743

Common stock issued in connection with
  preferred stock conversion                                            4,612,650            4,612        4,841,278

Contractual dividends                                                                                        25,213
Net income for the three months ended
  March 31, 2001
Balance at March 31, 2001                           $  3,303,951       35,743,669       $   35,744     $ 69,612,694
                                                    ============       ==========       ==========     ============





                                                         Note         Accumulated
                                                      Receivable        Deficit           Total
                                                      ------------    -------------      ------------
Balance at January 1, 2001                            $ (2,497,500)   $ (54,418,163)     $  9,639,804

Sales of common stock                                                                       1,408,000

Common stock issued for consulting services                                                    41,076

Warrants issued primarily for consulting services                                              76,743

Common stock issued in connection with
  preferred stock conversion                                               (899,640)        3,946,250

Contractual dividends                                                      (231,013)         (205,800)
Net income for the three months ended
  March 31, 2001                                                            920,809           920,809
Balance at March 31, 2001                             $ (2,497,500)   $ (54,628,007)     $ 15,826,882
                                                      ============    =============      ============

The accompanying notes are an integral part of this statement.

                 Cross Media Marketing Corporation and Subsidiaries
                  Condensed Consolidated Statements of Cash Flows
                                    (unaudited)


                                                                                                For the Three Months Ended
                                                                                                         March 31,
                                                                                                  2001                2000
                                                                                              ------------        ------------
 Cash flows from operating activities:
            Net income (loss)                                                                 $    920,809        $ (1,960,860)
            Adjustments to reconcile results of operations to net cash provided by operating activities:
            Value of common stock and common stock purchase warrants issued for
            services                                                                               111,975           1,614,523
            Non cash interest expense                                                               92,167           1,688,667

            Depreciation and amortization                                                          316,780             227,475

            Net change in asset and liability accounts, net of business acquired:
                  Accounts receivable                                                           (1,793,855)         (1,699,003)

                  Prepaid expenses                                                                 (39,405)            268,150

                  Other assets                                                                     215,297            (988,162)

                   Payment of an Acquisition Liability                                             (75,000)

                  Accounts payable and other accrued expenses                                      334,307           1,202,073
                                                                                              ------------        ------------
            Net cash provided by operating activities                                               83,075             352,863
                                                                                              ------------        ------------
Cash flows from investing activities:
            Purchase of equipment                                                                 (285,134)            (22,870)

            Acquisition of DSI, net of cash acquired                                                    --         (23,235,190)
                                                                                              ------------        ------------
            Net  cash used in investing activities                                                (285,134)            (22,870)
                                                                                              ------------        ------------

Cash flows from financing activities:

            Proceeds from sales of preferred stock                                                                   8,418,000

            Proceeds from sales of common stock                                                  1,423,000                  --

            Payments received on note receivable                                                        --               2,500

            Proceeds from acquisition bridge notes                                                      --           1,100,000

            Repayment of bridge note                                                                    --            (500,000)


                                                                                                For the Three Months Ended
                                                                                                         March 31,
                                                                                                  2001                2000
                                                                                              ------------        ------------
            Repayment of short term notes                                                              (891)                     --

            Redemption of preferred stock                                                        (2,100,000)                     --

            Net funds drawn on revolver for DSI Acquisition                                      20,800,000              15,775,000

            Net repayments of Revolving Credit Agreement                                        (20,254,340)             (1,673,399)

            Preferred dividends paid                                                               (167,177)                     --

            Deferred financing costs                                                                     --                (190,000)
                                                                                                -----------              ----------
            Net  cash (used in) provided by financing activities                                   (299,408)             22,932,101
                                                                                                -----------              ----------
Net increase (decrease) in cash and cash equivalents                                               (501,467)             23,262,094

            Cash and cash equivalents at beginning of period                                      2,326,817                 337,615
                                                                                                -----------              ----------
            Cash and cash equivalents at end of period                                         $  1,825,350            $ 23,599,709
                                                                                               ============            ============
Supplemental disclosure of cash flow information:                                              $    360,080            $    414,545
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

      Revenues: Revenues derived from originating magazine subscriptions are recognized by us when we receive the first installment payment for subscriptions purchased. The customer can cancel the subscription within ten days of the order. Amounts collected from customers prior to the expiration of the cancellation period are recorded as deferred revenues. Magazine subscription revenues are recorded net of cancellation, collection reserves, and payments made to publishers for fulfillment costs. Such cancellation and collection reserves are based upon our historical cancellation and collection experience.

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

      Reclassification: Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 classifications, and certain other amounts have been combined and reclassified.

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

   The following pro-forma information illustrates, as restated, the estimated effects of the DSI Acquisition as if such transaction was consummated on January 1, 2000 (see Note J):

                                          For the three months
                                             ended March 31,
                                                     2000
                                                     ----
                                          (in thousands except
                                             per share data)

      Total revenues            As reported           $11,113
                                Pro forma              16,154

      Loss from                 As reported          $(1,961)
         continuing operations  Pro forma             (1,565)

      Basic and diluted         As reported           $(1.39)
         Loss per share         Pro forma              (0.10)

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

NOTE J - RESTATEMENT AMD RECLASSIFICATION

      Subsequent to the issuance of the Company's 2000 consolidated financial statements, the management of the Company determined that the Company's practice of reporting remittances to publishers as direct costs of revenues was inconsistent with the Company's role as an agent for publishers. Accordingly, the Consolidated Statements of Operations for the three months ended March 31, 2001 and for the three months ended March 31, 2000 have been restated to reflect the recording of revenues as the amount billed to a customer, less the amount paid to a publisher when the Company is acting as an agent. The effect of the restatement is to decrease revenues, net and direct costs and expenses for the quarters ended March 31, 2001 and March 31, 2000 by $2,111,251 and $1,573,649,
respectively. Gross profit, income (loss) before income taxes, net loss and the related per share amounts were not affected.

      In addition, certain expenses have been combined and reclassified.

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

Results of Operations

Results of Operations for the three months ended March 31, 2001 and March 31,
2000

      Revenues: During the three months ended March 31, 2001, revenues were $18.8 million, a 69.4% increase from our revenues of $11.1 million for the three months ended March 31, 2000. The increase primarily represents the inclusion of operations of MOS for the full quarter in 2001 versus operations in 2000 from the date of acquisition, January 28, 2000 to March 31, 2000, as well as increased magazine sales, higher publisher bonuses and revenues from sales of long distance telephone service. For the three months ended March 31, 2001, revenues were derived primarily from the sales of magazine contracts at MOS totaling approximately $17.1 million, commission revenues from sales of memberships in a third party discount-buying club of $0.9 million and commissions on sales of discount long distance telephone services of $0.5 million.

      Commission Expense: Commission expense increased 52.4% to $9.6 million in the first three months of 2001 from $6.3 million in the same period of 2000 as a result of higher sales.

      Other Direct Costs: For the three months ended March 31, 2001, we recorded $4.3 million of other direct costs related to the magazine sales, a $2.6 million increase from the $1.7 million of costs recorded in the three months ended March 31, 2000. The increase consists primarily of $1.4 million of direct recurring payroll, rent and leads costs related to our newly opened in-house telesales operations in Illinois and Florida, as well as the impact of a full quarter of operations in 2001 versus two months of operations in 2000, from the date of the MOS acquisition on January 28, 2000 until March 31, 2000.

      General and Administrative Expenses: General and administrative expenses increased $1.4 million to $2.9 million for the three months ended March 31, 2001 from $1.5 million for the same period in 2000. This increase primarily reflects an increase in administrative personnel at MOS, the addition of personnel previously employed by WeFusion.com and WeFusion's related general and administrative expenses of $0.2 million.

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

                              CROSS MEDIA MARKETING CORPORATION


                              By:     /s/ Chet Borgida
                                   -------------------------------------------
                              Name:       Chet Borgida
                              Title:      Senior Vice President and Chief
                                          Financial Officer

Date:  July 26, 2001