Form 10QSB/A
period 2001-03-31
CROSS MEDIA MARKETING CORP
filed 2001-08-06
CIK 1069201

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ---------------------------

                        AMENDMENT NO. 3 ON FORM 10-QSB/A
                                 TO FORM 10-QSB

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

                        Cross Media Marketing Corporation

 Amendment No. 3 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB for
                  the Quarterly Period Ended March 31, 2001

Explanatory Note

      On May 15, 2001, Cross Media Marketing Corporation (the "Company") filed its Quarterly Report on Form 10-QSB for the three months ended March 31, 2001. On June 7, 2001, the Company filed Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the three months ended March 31, 2001. On July 30, 2001, the Company filed Amendment No. 2 on form 10-QSB/A to its Quarterly Report on form 10-QSB for the three months ended March 31, 2001 ("Amendment No. 2").

      Amendment No. 2 improperly classified certain revenues as a reduction of direct costs and certain direct costs as general and administrative expenses for the three months ended March 31, 2001. Income from operations, income (loss) before income taxes, net income (loss) and the related per share amounts were not affected. In addition, in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2000 the Acquisition of DSI was not included in the total of net cash used in investing activities.

      Except as otherwise discussed herein, no attempt has been made to update disclosures for events subsequent to the amended filing date of July 30, 2001.

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

                        AMENDMENT NO. 3 ON FORM 10-QSB/A

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

                Cross Media Marketing Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                               For the Three Months Ended
                                                                        March 31,
                                                                    2001           2000
                                                               ------------    ------------
Revenues, net                                                  $ 19,677,558    $ 11,112,964
                                                               ------------    ------------

Direct costs and expenses
        Commission expense                                        9,580,950       6,251,547
        Other direct costs                                        5,203,696       1,707,072
                                                               ------------    ------------
                                                                 14,784,646       7,958,619

        Gross profit                                              4,892,912       3,154,345

        General and Administrative Expenses                       2,883,287       1,477,962
        Consulting expenses                                         284,704       1,558,379
        Amortization of goodwill and other intangible assets        226,568          96,931
                                                               ------------    ------------
        Total expenses                                            3,394,559       3,133,272

Income from operations                                            1,498,353          21,073

Other income, (expense)
        Interest expense                                           (458,089)     (2,108,637)
        Other income                                                112,682         126,704
                                                               ------------    ------------

Income (loss) before income taxes                                 1,152,946      (1,960,860)

Provision for income taxes                                          232,137               -
                                                               ------------    ------------
Net income (loss)                                                   920,809      (1,960,860)

Preferred dividends
                                                                  1,130,653      20,441,927
                                                               ------------    ------------
Net loss to common stockholders                                $   (209,844)   $(22,402,787)
                                                               ============    ============

Basic and diluted loss per share                               $      (0.01)   $      (1.39)
                                                               ============    ============
Weighted - average shares of common stock outstanding -
   basic and diluted                                             32,791,690      16,136,457
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

                 Cross Media Marketing Corporation and Subsidiaries
                  Condensed Consolidated Statements of Cash Flows
                                    (unaudited)


                                                                                                For the Three Months Ended
                                                                                                         March 31,
                                                                                                  2001                2000
                                                                                              ------------        ------------
 Cash flows from operating activities:
            Net income (loss)                                                                 $    920,809        $ (1,960,860)
            Adjustments to reconcile results of operations to net cash provided by operating activities:
            Value of common stock and common stock purchase warrants issued for
            services                                                                               111,975           1,614,523
            Non cash interest expense                                                               92,167           1,688,667

            Depreciation and amortization                                                          316,780             227,475

            Net change in asset and liability accounts, net of business acquired:
                  Accounts receivable                                                           (1,793,855)         (1,699,003)

                  Prepaid expenses                                                                 (39,405)            268,150

                  Other assets                                                                     215,297            (988,162)

                   Payment of an Acquisition Liability                                             (75,000)

                  Accounts payable and other accrued expenses                                      334,307           1,202,073
                                                                                              ------------        ------------
            Net cash provided by operating activities                                               83,075             352,863
                                                                                              ------------        ------------
Cash flows from investing activities:
            Purchase of equipment                                                                 (285,134)            (22,870)

            Acquisition of DSI, net of cash acquired                                                    --         (23,235,190)
                                                                                              ------------        ------------
            Net  cash used in investing activities                                                (285,134)        (23,258,060)
                                                                                              ------------        ------------

Cash flows from financing activities:

            Proceeds from sales of preferred stock                                                                   8,418,000

            Proceeds from sales of common stock                                                  1,423,000                  --

            Payments received on note receivable                                                        --               2,500

            Proceeds from acquisition bridge notes                                                      --           1,100,000

            Repayment of bridge note                                                                    --            (500,000)


                                                                                                For the Three Months Ended
                                                                                                         March 31,
                                                                                                  2001                2000
                                                                                              ------------        ------------
            Repayment of short term notes                                                              (891)                 --

            Redemption of preferred stock                                                        (2,100,000)                 --

            Net funds drawn on revolver for DSI Acquisition                                      20,800,000          15,775,000

            Net repayments of Revolving Credit Agreement                                        (20,254,340)         (1,673,399)

            Preferred dividends paid                                                               (167,177)                 --

            Deferred financing costs                                                                     --            (190,000)
                                                                                                -----------          ----------
            Net  cash (used in) provided by financing activities                                   (299,408)         22,932,101
                                                                                                -----------          ----------
Net increase (decrease) in cash and cash equivalents                                               (501,467)             26,094

            Cash and cash equivalents at beginning of period                                      2,326,817             337,615
                                                                                                -----------          ----------
            Cash and cash equivalents at end of period                                         $  1,825,350             364,519
                                                                                               ============         ===========
Supplemental disclosure of cash flow information:

             Interest paid during the period                                                   $    360,080             414,545
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


NOTE H - INCOME TAXES

      We had Federal and State net operating loss carryforwards of approximately $7 million available to offset future taxable income, if any, through December 2020. The utilization of the net operating losses is subject to a substantial limitation due to the "change of ownership" provisions under Section 382 of the Internal Revenue Code and similar State provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences since there is no assurance that their benefit will be realized in the future. For the three months ended March 31, 2001 we recorded a $232,137 tax provision based on an estimate of our effective income tax rate projected for the year ended December 31, 2001.

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

Results of Operations

Results of Operations for the three months ended March 31, 2001 and March 31,
2000

      Revenues: During the three months ended March 31, 2001, revenues were $19.7 million, a 77.5% increase from our revenues of $11.1 million for the three months ended March 31, 2000. The increase primarily represents the inclusion of operations of MOS for the full quarter in 2001 versus operations in 2000 from the date of acquisition, January 28, 2000 to March 31, 2000, as well as increased magazine sales, higher publisher bonuses and revenues from sales of long distance telephone service. For the three months ended March 31, 2001, revenues were derived primarily from the sales of magazine contracts at MOS totaling approximately $17.1 million, commission revenues from sales of memberships in a third party discount-buying club of $0.9 million and commissions on sales of discount long distance telephone services of $0.5 million.

      Commission Expense: Commission expense increased 52.4% to $9.6 million in the first three months of 2001 from $6.3 million in the same period of 2000 as a result of higher sales.

      Other Direct Costs: For the three months ended March 31, 2001, we recorded $5.2 million of other direct costs related to the magazine sales, a $3.5 million increase from the $1.7 million of costs recorded in the three months ended March 31, 2000. The increase consists largely of $1.4 million of direct recurring payroll, rent and leads costs related to our newly opened in-house telesales operations in Illinois and Florida, as well as the impact of a full quarter of operations in 2001 versus two months of operations in 2000, from the date of the MOS acquisition on January 28, 2000 until March 31, 2000.

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

      Income Taxes: For the three months ended March 31, 2001 we recorded a $232,137 tax provision based on an estimate of our effective tax rate projected for the year ended December 31, 2001. We may adjust the tax rate in future quarters if we adjust the assumptions of our projected earnings, used to calculate such rate. We had Federal and State net operating loss carryforwards of approximately $7 million available to offset future taxable income, if any, through December 2020. Our ability to use these net operating losses may be substantially limited because of the "change of ownership" provisions under Section 382 of the Internal Revenue Code and similar State provisions. As a result of these limitations, some or all of our net operating losses may expire before we can use them. We have established a valuation allowance to reserve for the deferred tax assets arising from the net operating losses and other temporary differences, since we cannot be sure that we will benefit from them in the future.

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

Date:  August 6, 2001