Form 10QSB
period 2001-06-30
CROSS MEDIA MARKETING CORP
filed 2001-08-14
CIK 1069201

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

                  For the Quarterly Period Ended June 30, 2001

                         Commission file number 0-25435

                        CROSS MEDIA MARKETING CORPORATION
        (Exact name of small business issuer as specified in its charter)

             Delaware                                      13-4042921
     (State of Incorporation)                        (IRS. Employer ID No.)

                          461 Fifth Avenue, 19th Floor
                            New York, New York 10017
                    (Address of Principal Executive Offices)

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

              YES    X                               NO
                  -------                              --------


      The number of shares outstanding of each of the Registrant's classes of common equity, as of August 13, 2001, is as follows:

          Class of Securities                    Shares Outstanding
          -------------------                    ------------------
     Common Stock, $.001 par value                   36,726,007



   Transitional Small Business Disclosure Format (check one): Yes       No X
                                                                 ----     ----

                        CROSS MEDIA MARKETING CORPORATION

                                   FORM 10-QSB

                                  June 30, 2001

                                 C O N T E N T S


PART I.     FINANCIAL INFORMATION                                                                      PAGE
Item 1.           Financial Statements

Consolidated Balance Sheet June 30, 2001 (unaudited) ....................................................F-1

Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2001 and June 30, 2000 ............................................................F-2

Consolidated Statements of Stockholders' Equity (unaudited) for the six months ended June 30, 2001 ......................................................................F-4

Consolidated Statements of Cash Flows (unaudited) for the six months ended June
30, 2001 and June 30, 2000 ..............................................................................F-5

Notes to Consolidated Financial Statements...............................................................F-6

Item 2.     Management's Discussion and Analysis or Plan of Operation......................................1


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.............................................................................11

Item 2.     Change in Securities and Use of Proceeds......................................................11

Item 3.     Defaults Upon Senior Securities...............................................................12

Item 4.     Submission of Matters to a Vote of Security Holders...........................................12

Item 5.     Other Information.............................................................................13

Item 6.     Exhibits and Reports on Form 8-K..............................................................13

SIGNATURES

Item 1. Condensed Consolidated Financial Statements


        Cross Media Marketing Corporation and Subsidiaries
               Condensed Consolidated Balance Sheet
                            (unaudited)
                           June 30, 2001

Assets:
Current assets
       Cash and cash equivalents                                           $  1,807,736
       Accounts receivable, net of
         reserve of $26,048,074                                              30,702,673
       Other receivables                                                      4,925,944
       Prepaid expenses                                                         742,081
       Deferred expenses                                                      1,147,395
                                                                           ------------
               Total current assets                                          39,325,829
                                                                           ------------
       Property and equipment, net                                            2,146,022
       Deferred financing costs                                                 712,933
       Goodwill                                                               7,943,438
       Other assets                                                           1,537,411
                                                                           ------------
                                                                           $ 51,665,633
                                                                           ============
Liabilities and Stockholders' Equity:

Liabilities
      Revolving credit facility                                            $ 14,579,524
      Accounts payable and accrued expenses                                   5,929,786
      Amounts due to publishers                                               8,861,248
      Deferred revenue                                                        2,372,438
                                                                           ------------
           Total liabilities                                                 31,742,996
                                                                           ------------

      Stockholders' equity:
      Convertible preferred stock, $5,062,500
      liquidation value; authorized
        10,000,000 shares; 50,625 outstanding                                 3,303,951
      Common stock, par value $.001 per share;
        authorized 100,000,000
        shares; 36,726,007 issued and outstanding                                36,726
      Additional paid in capital                                             70,729,048
      Treasury stock, 600,000 shares                                           (600,000)
      Note receivable - common stock                                           (697,500)
      Accumulated deficit                                                   (52,849,588)
                                                                           ------------
        Total stockholders' equity                                           19,922,637
                                                                           ------------
                                                                           $ 51,665,633
                                                                           ============

      The accompanying notes are an integral part of this statement.

               Cross Media Marketing Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                           For the Three Months Ended
                                                                                    June 30,
                                                                           2001                    2000
                                                                        ------------           ------------
Revenues, net                                                           $ 23,600,684           $ 15,804,906

Direct costs and expenses
            Commission expense                                            11,282,790              7,760,803
            Other direct costs                                             6,228,740              2,903,319
                                                                        ------------           ------------
                                                                          17,511,530             10,664,122

            Gross profit                                                   6,089,154              5,140,784

            General and administrative expenses                            2,720,083              1,713,013
            Consulting expenses                                              244,159                734,637
            Amortization of goodwill                                         248,997                145,396
                                                                        ------------           ------------
            Total expenses                                                 3,213,239              2,593,046
                                                                        ------------           ------------

Income from operations                                                     2,875,915              2,547,738

Interest expense                                                             493,654                760,704
                                                                        ------------           ------------

Income before income taxes                                                 2,382,261              1,787,034

Provision for income taxes                                                   476,451                291,952
                                                                        ------------           ------------

Net income (loss)                                                          1,905,810              1,495,082

Preferred dividends                                                          127,392             11,424,533
                                                                        ------------           ------------

Net income (loss) to common stockholders                                $  1,778,418           $ (9,929,451)
                                                                        ============           ============

Income (loss) per share applicable to common stockholders

          Basic                                                               $ 0.05                 $(0.40)
                                                                        ============           ============
          Diluted                                                             $ 0.04                 $(0.40)
                                                                        ============           ============

Weighted - average shares of common stock outstanding

          Basic                                                           35,562,211             24,742,721
                                                                        ============           ============
          Diluted                                                         43,715,430             24,742,721
                                                                        ============           ============

         The accompanying notes are an integral part of this statement.

               Cross Media Marketing Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                            For the Six Months Ended
                                                                                      June 30,
                                                                            2001                     2000
                                                                       ------------            ------------
Revenues, net                                                          $ 43,278,242            $ 27,086,194

Direct costs and expenses
            Commission expense                                           20,863,740              14,012,350
            Other direct costs                                           11,432,436               4,778,715
                                                                       ------------            ------------
                                                                         32,296,176              18,791,065

            Gross profit                                                 10,982,066               8,295,129

            General and administrative expenses                           5,490,687               3,064,271
            Consulting expenses                                             528,863               2,293,016
            Amortization of goodwill                                        475,565                 242,327
                                                                       ------------            ------------
            Total expenses                                                6,495,115               5,599,614
                                                                       ------------            ------------
Income from operations                                                    4,486,951               2,695,515

Interest expense                                                            951,743               2,869,341
                                                                       ------------            ------------

Income (loss) before income taxes                                         3,535,208                (173,826)

Provision for income taxes                                                  708,588                 291,952
                                                                       ------------            ------------

Net income (loss)                                                         2,826,620                (465,778)

Preferred dividends                                                       1,258,045              31,866,460
                                                                       ------------            ------------

Net income (loss) to common stockholders                               $  1,568,575            $(32,332,238)
                                                                       ============            ============

Income (loss) per share applicable to common stockholders

          Basic                                                               $0.05                  $(1.58)
                                                                       ============            ============
          Diluted                                                             $0.04                  $(1.58)
                                                                       ============            ============

Weighted - average shares of common stock outstanding

          Basic                                                          34,193,350              20,430,093
                                                                       ============            ============
          Diluted                                                        36,479,744              20,430,093
                                                                       ============            ============

         The accompanying notes are an integral part of this statement.

               Cross Media Marketing Corporation and Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 2001
                                   (unaudited)

                                                                             Common Stock
                                                                             ------------
                                                                                                       Additional
                                                    Preferred          Number of                       Paid-in
                                                      Stock             Shares          Amount         Capital
                                                    -----------------------------------------------------------------
Balance at January 1, 2001                          $  3,303,951     29,604,519    $     29,605    $ 63,221,911

Sales of common stock                                                 2,437,552           2,438       2,435,562

Common stock issued for consulting services                              26,500              26          41,049

Warrants issued primarily for consulting services                                                       164,080

Common stock issued in connection with
  preferred stock conversion                                          4,612,650           4,612       4,841,278

Contractual dividends                                                                                    25,213

Exercise of stock options                                                44,786              45             (45)

Put-right settlement

Net income for the six months ended
  June 30, 2001

                                                    -----------------------------------------------------------------
Balance at June 30, 2001                            $  3,303,951     36,726,007         $36,726    $ 70,729,048
                                                    =================================================================

                                                             Treasury Stock
                                                             --------------
                                                       Number of                    Note            Accumulated
                                                       Shares         Amount     Receivable           Deficit         Total
                                                    ----------------------------------------------------------------------------

Balance at January 1, 2001                                                         $ (2,497,500)    $(54,418,163)   $  9,639,804

Sales of common stock                                                                                                  2,438,000

Common stock issued for consulting services                                                                               41,075

Warrants issued primarily for consulting services                                                                        164,080

Common stock issued in connection with
  preferred stock conversion                                                                            (899,640)      3,946,250

Contractual dividends                                                                                   (358,405)       (333,192)

Exercise of stock options

Put-right settlement                                    600,000    $(600,000)         1,800,000                        1,200,000

Net income for the six months ended
  June 30, 2001                                                                                        2,826,620       2,826,620
                                                    ----------------------------------------------------------------------------
Balance at June 30, 2001                                600,000    $(600,000)      $   (697,500)    $(52,849,588)   $ 19,922,637
                                                    ============================================================================



         The accompanying notes are an integral part of this statement.

               Cross Media Marketing Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                            For the Six Months Ended
                                                                                                  June 30,
                                                                                            2001                 2000
                                                                                       ------------        ------------
 Cash flows from operating activities:
    Net income (loss)                                                                  $  2,826,620        $   (465,778)
    Adjustments to reconcile results of operations to net cash provided by operating activities:
          Value of common stock and common stock purchase warrants issued for
              services                                                                      205,156           1,942,794
          Non cash interest expense                                                              --           1,887,467
          Depreciation and amortization                                                     895,249             498,806

    Net change in asset and liability accounts, net of business acquired:
          Accounts receivable                                                            (6,607,665)         (3,377,102)
          Prepaid expenses                                                                 (102,721)            524,551
          Other                                                                            (813,214)          2,327,554
          Accounts payable and other accrued expenses                                     1,454,124          (1,792,793)
                                                                                       ------------        ------------
    Net cash provided by (used in) operating activities                                  (2,142,451)          1,545,499
                                                                                       ------------        ------------

Cash flows from investing activities:
    Purchase of equipment                                                                (1,477,020)           (125,785)
    Acquisition of DSI, net of cash acquired                                                     --         (23,535,190)
                                                                                       ------------        ------------
    Net cash used in investing activities                                                (1,477,020)        (23,660,975)
                                                                                       ------------        ------------

Cash flows from financing activities:
    Proceeds from sales of preferred stock                                                       --          11,301,750
    Proceeds from sales of common stock                                                   2,438,000                  --
    Payments received on note receivable                                                         --               2,500
    Proceeds from acquisition bridge notes                                                       --           1,350,000
    Repayment of bridge note                                                                     --            (800,000)
    Redemption of preferred stock                                                        (2,100,000)           (535,000)
    Net funds drawn on Revolving Credit Agreement                                         3,353,191          13,188,944
    Preferred dividends paid                                                               (205,801)            (59,644)
    Accrued closing costs                                                                  (250,000)                 --
    Deferred financing costs                                                               (135,000)           (190,000)
                                                                                       ------------        ------------
    Net cash provided by financing activities                                             3,100,390          24,258,550
                                                                                       ------------        ------------

Net increase (decrease) in cash and cash equivalents                                       (519,081)          2,143,074

    Cash and cash equivalents at beginning of period                                      2,326,817             337,615
                                                                                       ------------        ------------
    Cash and cash equivalents at end of period                                         $  1,807,736        $  2,480,689
                                                                                       ============        ============


Supplemental disclosure of cash flow information:

     Income taxes paid during the period                                                         --        $    265,000
                                                                                       ============        ============
     Interest paid during the period                                                   $    708,662        $    815,984
                                                                                       ============        ============

Supplemental disclosure of non-cash financing activities

     Non-cash proceeds from reduction of notes receivable (Note C)                     $  1,800,000                  --
                                                                                       ============        ============

            The accompanying notes are an integral part of this statement.

              Cross Media Marketing Corporation and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (Unaudited)


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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation: The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2000 as filed with our Form 10-KSB/A.

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

NOTE C- ACQUISITION OF DIRECT SALES INTERNATIONAL, LP ("DSI ACQUISITION")

      On January 28, 2000, through our wholly-owned subsidiary MOS, we acquired substantially all of the assets and assumed certain liabilities of Direct Sales International, LP ("DSI"), a Georgia limited partnership, for approximately $27.6 million, including closing costs of approximately $1.1 million and an agreement to provide approximately $1.5 million of funding to AmeriNet, Inc. ("AmeriNet"). The transaction was accounted for as a purchase business combination. We also granted to Richard Prochnow, the seller of DSI ("Prochnow"), and to RLP Holdings, L.P. the right, which has an intrinsic value of $1.2 million, to sell up to 600,000 shares of our Common Stock back to us at a fixed price.

      On May 10, 2001, we entered into an agreement with Prochnow and RLP Holdings, L.P. pursuant to which Mr. Prochnow exercised the right we granted to him on January 28, 2000 to sell 600,000 shares of common stock to us for $3.00 per share. We paid the $1.8 million purchase price to Mr. Prochnow by reducing the outstanding principal balance on a note issued by Mr. Prochnow to us from $2.5 million to $0.7 million. This note was originally secured by a pledge of
1.9 million shares of common stock.  We also agreed with Mr. Prochnow to release
1.4 million shares from the pledge, leaving 532,000 shares to secure remaining principal amount of the note.

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
                                                       -----------

      Purchase price in excess of fair value
         of net assets acquired allocated to goodwill  $ 7,015,848
                                                       ===========

   Goodwill is currently being amortized on a straight-line basis over a ten-year period. Subsequent to June 30, 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and other Intangible Assets". We will evaluate goodwill amortization under these standards. See Note J for an explanation of the effect on our financial statements going forward.

   The following pro forma information illustrates, as restated, the estimated effects of the DSI Acquisition as if such transaction was consummated on January 1, 2000:

                                                          For the six months
                                                            ended June 30,
                                                                  2000
                                                                 -----
                                                          (in thousands except
                                                             per share data)

      Total revenues              As reported                     $29,452
                                  Pro forma                        35,094

      Loss from                   As reported                     $ (466)
       continuing operations      Pro forma                          (69)

      Basic and diluted           As reported                     $(1.55)
        loss per share            Pro forma                        (0.07)

NOTE D: REVOLVING CREDIT FACILITY

      On January 28, 2000, we and MOS entered into a three-year revolving credit facility (as amended, the "Coast Facility") with Coast Business Credit ("Coast") providing for borrowings of up to $20.0 million subject to certain availability limitations stipulated in the agreement. All borrowings under this facility are repayable with interest at the prime rate plus 2% per annum but not less than 9%. Cross Media Marketing and MOS are also required to maintain certain minimum earnings ratios and levels of net worth as defined in the agreement and MOS was restricted from making distributions to Cross Media Marketing in excess of $1.8 million annually plus any amounts necessary for tax obligations attributable to MOS's operations. All of MOS's assets are pledged as collateral for this obligation. As of June 30, 2001 MOS had an outstanding balance on the Coast Facility of approximately $14.6 million compared to total availability of $18.0 million resulting in $3.4 million of funds available to MOS at June 30, 2001.

      In connection with the execution and delivery of the Coast Facility, the Company initially granted Coast 300,000 five-year common stock purchase warrants at an exercise price of $3.53 per share (110% of the closing price of the common stock on the closing date). As a result of the anti-dilution provisions, the exercise price has been reduced to $2.19 per share and the number of shares has been increased to 484,669 as of June 30, 2001. Accordingly, we recorded a non-cash interest charge of approximately $14,647 and $20,491, respectively, during the three months and six months ended June 30, 2001. Our non-cash interest charge in connection with the anti-dilution adjustments was approximately $280,000 as of June 30, 2001.

      MOS incurred fees and expenses in connection with this facility of approximately $1.1 million, which are being amortized over three years.

      In May 2001, we agreed with Coast to amend the Coast Facility as follows:
(i) Coast waived the requirement that we maintain a minimum Tangible Net Worth through March 31, 2001; (ii) Coast waived any violation of the limitation on distributions by MOS to Cross Media Marketing with respect to a $1.0 million distribution in February 2001; (iii) we agreed to maintain a minimum Senior Debt to EBITDA ratio of no greater than 1.5 to 1.0; and (iv) we agreed to maintain other covenants. Management expects to be fully in compliance with the provisions of this agreement going forward.


NOTE E - CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock ("New Series A Shares")

      On June 9, 2000, we issued 30,375 shares of New Series A Shares and a five-year warrant to purchase 225,000 shares of Common Stock at an initial exercise price of $1.4850 (subject to certain anti-dilution and similar adjustments). The aggregate purchase price for the New Series A Shares and the warrant was $2.25 million. We also granted the purchaser of the New Series A Shares an option, exercisable in the purchaser's sole discretion during the sixty day period following June 9, 2000, to purchase up to an additional $2,025,000 face amount of New Series A Shares and a warrant to purchase an additional 150,000 shares of Common Stock for the same purchase price. The purchaser exercised its option, and we issued and sold to the purchaser an additional 20,250 New Series A Shares and the additional warrant on August 1, 2000 for an aggregate purchase price of $1.5 million. The face amount and liquidation value of the New Series A Shares is $5,062,500.

      Dividends accrue on the New Series A Shares at an annual rate of 10% of the face amount, payable semi-annually in cash and/or Common Stock at our option under certain conditions. We have reserved 407,320 shares of common stock in payment of dividends accrued on the New Series A Shares as of June 30, 2001. Such shares are issuable to the holder of the Series A Shares at any time, upon request. The New Series A Shares are redeemable, at our option under certain conditions, at a redemption price of 100% of face value plus any accrued and unpaid dividends.

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

      On July 18, 2001, we entered into agreements with the holder of all 50,625 of the outstanding shares of our New Series Shares. See Note K for further description of this agreement.

NOTE F - MANDATORILY REDEEMABLE PREFERRED STOCK

Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C
Preferred")

      On January 28, 2000, in a private placement, we issued 52,892 Series C Preferred shares resulting in proceeds to us totaling approximately $5.0 million. The Series C Preferred was initially convertible into shares of Common Stock at a conversion ratio of $2.00 per share and was entitled to a 10% cumulative dividend. In connection with the initial issuance and sale of the Series C Preferred in January 2000 (the "Series C Shares"), we also issued 1,763,067 shares of Common Stock to the holders of the Series C Shares and reduced the exercise price of the 2,000,000 Common Stock purchase warrants previously issued to a holder of Series C Shares and an affiliate of such holder from $3.50 per share to $1.00 per share.

      The Series C Shares were originally mandatorily redeemable on the earlier of July 26, 2000 or upon the consummation of a financing transaction resulting in gross proceeds of at least $10.0 million. On April 24, 2000, the holders of the Series C Shares agreed to extend the mandatory redemption date of the Series C Shares from July 26, 2000 to December 26, 2000 (the "Mandatory Redemption Date") in exchange for 2,247,067 shares of our Common Stock and a reduction in the effective conversion ratio from $2.00 per share to $1.00 per share. The value of the shares of Common Stock issued and change in the effective conversion ratio was reflected during the second quarter of 2000 as an additional deemed dividend in the amount of $8,560,417.

      On June 14, 2000, we issued an additional 7,500 shares of Series C Preferred (the "New Series C Shares") and 250,000 shares of Common Stock, resulting in proceeds of $750,000. We also agreed to reduce the exercise price of 2,000,000 Common Stock purchase warrants held by the purchaser of the New Series C Shares and an affiliate of such purchaser from $1.00 to $0.50 per share. We also paid a fee in connection with the issuance of the New Series C Shares of 562.5 shares of Series C Preferred, five-year warrants to purchase 100,000 shares of Common Stock at a price of $1.88 per share and 18,750 shares of Common Stock.

      On July 18, 2000, the holders of the Series C Shares and the New Series C Shares agreed to waive the requirement that our failure to redeem the Series C Preferred on or before the Mandatory Redemption Date would trigger a reduction in the conversion ratio of the Series C Preferred from $1.00 to $0.25 per share. In consideration for this waiver, we agreed to issue to such holders an aggregate of 1,523,750 shares of Common Stock, pro rata in accordance with their percentage holdings of the Series C Shares and New Series C Shares, and to issue as a fee in connection with such waiver, an additional 1,500 shares of Series C Preferred and 50,000 shares of Common Stock. The value of the shares was reflected during the third quarter of 2000 as an additional deemed dividend in the amount of $3,026,028.

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

NOTE G - NET INCOME (LOSS) PER SHARE

      Net income (loss) per share is presented under Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.


NOTE H - INCOME TAXES

      We have Federal and State net operating loss carryforwards of approximately $7.0 million available to offset future taxable income, if any, through December 2020. The utilization of the net operating losses is subject to a substantial limitation due to the "change of ownership" provisions under
Section 382 of the Internal Revenue Code and similar State provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences since there is no assurance that their benefit will be realized in the future. For the three months and six months ended June 30, 2001 we recorded a $0.5 million and $0.7 million tax provision based on an estimate of our effective income tax rate projected for the year ending December 31, 2001.


NOTE I - COMMON STOCK

      At June 30, 2001, we were authorized to issue 100,000,000 shares of Common Stock, $.001 par value and 10,000,000 shares of preferred stock, $.001 par value. As of June 30, 2001 there were 36,726,007 shares of Common Stock and 50,625 New Series A Shares issued and outstanding. If the holders of all outstanding options and Common Stock purchase warrants and the holders of the New Series A Shares converted them into Common Stock as of June 30, 2001, we would be required to issue approximately 22,778,671 additional shares of Common Stock.

      During the six months ended June 30, 2001, we received proceeds of $2,438,000 from the sale of 2,437,552 shares of our common stock.


NOTE J - EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


      In June 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

      We will continue to amortize goodwill existing at June 30, 2001 under its current method until December 31, 2001. Thereafter, annual and quarterly goodwill amortization of approximately $1.0 million and $0.3 million, respectively, will no longer be recognized. The Company will perform a transitional fair value based impairment test at March 31, 2002 and if the fair value is less than the recorded value at January 1, 2002, we will record an impairment loss in the March 31, 2002 quarter as a cumulative effect of a change in accounting principle.


NOTE K - SUBSEQUENT EVENTS

      On July 19, 2001, we executed a definitive agreement to acquire LifeMinders, Inc., an online direct marketer. The merger, is subject to the approval of both companies' stockholders. We will pay a total combined cash and stock consideration of $68.1 million for all outstanding equity interests in LifeMinders, including stock options, subject to a reduction of $1.75 million if and to the extent that LifeMinders' net cash and cash equivalents are less than $50 million at August 31, 2001.

      On July 18, 2001, we entered into agreements with the holder of all 50,625 outstanding shares of our Series A Convertible Preferred Stock. These agreements provide that the following will occur simultaneously with, and conditional upon, the consummation of the LifeMinders acquisition: (i) we will redeem 25,312.5 Series A Shares for a cash payment of $2,531,250 or $100 per share, provided that the holder may elect to convert these shares into shares of our common stock at a conversion price of $1.48 per share prior to the closing of the LifeMinders' acquisition, in which event the holder would receive 1,710,304 shares of common stock and would convert the remaining 25,312.2 Series A Shares at a conversion price of $1.48 per share, or 1,710,304 shares of common stock;
(ii) in consideration of the agreement to convert at least half of the Series A Shares, we will make a payment to the holder in the amount of $968,750 in either
(a) cash, (b) cash and common stock, or (c) wholly in common stock; and (iii) we will issue warrants to purchase 250,000 shares of our common stock with an exercise price of $1.9845, which will replace the 375,000 warrants issued in connection with the Series A Shares and which will have the same anti-dilution provisions. If the definitive merger agreement with LifeMinders is terminated or if the acquisition of LifeMinders is not completed by June 18, 2002, the holder may elect to exchange the Series A Shares for a new series of convertible preferred stock with a conversion price of $1.48 per share, subject to certain provisions, or to exchange the Series A Shares for a new series of convertible preferred stock with the same terms and provisions as the existing Series A Shares, except for revisions.


Forward-Looking Statements

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

                        CROSS MEDIA MARKETING CORPORATION
                           Quarter Ended June 30, 2001

PART I.     FINANCIAL INFORMATION

Item 2.     Management's Discussion and Analysis or Plan of Operation

      The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements of Cross Media Marketing Corporation (the "Company" or "Cross Media Marketing") and the notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-QSB.

      This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Cross Media Marketing Corporation for the three months and six months ended June 30, 2001 and 2000.

Introduction

      We were incorporated in Delaware on May 9, 1997 under the name Brack Industries Inc. We changed our name to Symposium Corporation in December 1998 and subsequently changed our name to Cross Media Marketing Corporation in December 2000. Our principal business strategy is to integrate well established direct marketing skills with a variety of new technologies, including e-mail marketing, web-based systems and interactive voice response, ultimately resulting in a multi-faceted marketing platform for the sale of products and services.

      On January 28, 2000 Cross Media Marketing, through its wholly-owned subsidiary Media Outsourcing, Inc. ("MOS"), acquired substantially all the assets and assumed certain liabilities of DSI, a magazine subscription agency based in Atlanta, Georgia which works on behalf of US magazine publishers to generate new magazine subscriptions. The purchase price paid by Cross Media Marketing to acquire the net assets of DSI was approximately $27.6 million including: (i) $25.0 million in cash paid to the Seller, (ii) an agreement to loan $1.5 million to AmeriNet, Inc. ("AmeriNet") a company in which Richard Prochnow, DSI's former owner and seller of DSI, holds a majority interest and
(iii) approximately $1.1 million in closing costs and fees incurred in connection with the acquisition. Cross Media Marketing financed the cash portion of the purchase price by borrowing $16.0 million under a credit facility provided by Coast Business Credit, resulting in net proceeds of $15.8 million net of fees, and by using proceeds totaling approximately $9.2 million from the issuance of common stock, warrants for the purchase of common stock, convertible preferred stock and convertible debentures.

      On November 30, 2000, we acquired WeFusion.com, Inc. ("WeFusion"), an application service provider which has developed a database architecture that will enable us to develop sophisticated customer profiles. We paid approximately $2.5 million to acquire WeFusion, including $0.6 million in cash and approximately $1.9 million in Cross Media common stock and warrants to purchase common stock.

Results of Operations

Results of Operations for the three months ended June 30, 2001 and June 30,
2000

      Revenues: During the three months ended June 30, 2001, revenues were $23.6 million, a 49% increase from revenues of $15.8 million for the three months ended June 30, 2000. Revenues increased as a result of higher sales of magazine contracts, increased revenue from sales of memberships, higher publisher bonus revenues, revenues from the sales of long distance telephone service and other revenues. For the three months ended June 30, 2001, revenues were derived primarily from the sales of magazines contracts at MOS totaling approximately $18.2 million, commission revenues from sales of memberships in a third party discount-buying club of $1.6 million, publisher bonus revenues of $1.3 million, commissions on sales of discount long distance telephone service of $0.5 million and other revenues of $2.0 million.

      Commission Expense: Commission Expense increased 45% to $11.3 million during the three months period ended June 30, 2001 from $7.8 million in the same period of 2000 as a result of higher sales.

      Other Direct Costs: For the three months ended June 30, 2001, we recorded $6.2 million of other direct costs related to sales of magazine contracts and other revenues, a $3.3 million increase from the $2.9 million of costs recorded in the three months ended June 30, 2001. The increase consists largely of $2.0 million of direct recurring payroll, rent and other costs related to the expansion of our operations.

      General and Administrative Expenses: General and administrative expenses increased $1.0 million to $2.7 million for the three months ended June 30, 2001 from $1.7 million for the same period in 2000. The increase is primarily related to an increase in administrative personnel at MOS, professional services rendered during the quarter and other operational expenses incurred.

      Consulting Expenses: Consulting expenses decreased by $0.5 million to $0.2 million for the three months ended June 30, 2001 from $0.7 million for the three months ended June 30, 2000. Consulting expenses were significantly higher during the three months ended June 30, 2000 due to the acquisition of DSI in calendar year 2000.

      Amortization of Goodwill: During the three months ended June 30, 2001, we amortized $0.2 million of the $7.0 million of goodwill recorded in connection with the DSI Acquisition on January 28, 2000 and $0.1 million of goodwill recorded in connection with the acquisition WeFusion on November 30, 2000. During the three-month period ended June 30, 2000, we amortized $0.1 million relating to the DSI Acquisition.

      Interest Expense: Interest Expense for the three months ended June 30, 2001 was $0.5 million, a decrease of $0.3 million from $0.8 million for the three months ended June 30, 2000. The decrease is primarily related to the one time non-cash interest expense recorded in the three-month period ended June 30, 2000 representing the fair value of shares and warrants issued in connection with the initial issuance and subsequent conversion of the DSI acquisition bridge financing.

      Income Taxes: For the three months ended June 30, 2001, we recorded a $0.5 million tax provision based on an estimate of our effective tax rate projected for the year ending December 31, 2001. We may adjust the assumptions of our projected earnings used to calculate such rate. We had Federal and State net operating loss carryforwards of approximately $7.0 million available to offset future taxable income, if any, through December 2020. Our ability to use these net operating losses may be substantially limited because of the "change of ownership" provisions under Section 382 of the Internal Revenue Code and similar State provisions. As a result of these limitations, some or all of our net operating losses may expire before we can use them. We have established a valuation allowance to reserve for the deferred tax assets arising from the net operating losses and other temporary differences, since we cannot be sure that we will benefit from them in the future.

      Preferred Dividends: For the three months ended June 30, 2001, we recorded $0.1 million of contractual dividends compared to $11.4 million of dividends for the same period in the prior year. The decrease is primarily attributable to $11.2 million of non-cash deemed dividends and contractual dividends of approximately $0.2 million recorded in connection with the Series B and C preferred stock issued to complete the DSI Acquisition on January 28, 2000.

      Net Income (loss) applicable to common stockholders and Net Income (loss) applicable to common stockholders per share: During the three months ended June 30, 2001, net income applicable to common stockholders' was $1.8 million, or basic earnings per share of $0.05, compared to a net loss applicable to common stockholders' of $9.9 million, or $(0.40) per share, for the three months ended June 30, 2000.

Results of Operations for the six months ended June 30, 2001 and June 30, 2000

      Revenues: During the six months ended June 30, 2001, revenues were $43.3 million, a 60% increase from revenues of $27.1 million for the six months ended June 30, 2000. Revenues increased as a result of higher sales of magazine contracts, increased revenue from sales of memberships, higher publisher bonus revenues, revenues from the sales of long distance telephone service and other revenues . For the six months ended June 30, 2001, revenues were derived primarily from the sales of magazines contracts at MOS totaling approximately $33.9 million, commission revenues from sales of memberships in a third party discount-buying club of $2.5 million, publisher bonus revenues of $2.7 million, commissions on sales of discount long distance telephone service of $1.0 million and other revenues of approximately $3.2 million.

      Commission Expense: Commission Expense increased 49% to $20.9 million during the six months ended June 30, 2001 from $14.0 million in the same period of 2000 as a result of higher sales.

      Other Direct Costs: For the six months ended June 30, 2001, we recorded $11.4 million of other direct costs related to sales of magazine contracts and other revenues, a $6.6 million increase from the $4.8 million of costs recorded in the six months ended June 30, 2001. The increase consists largely of $3.0 million of direct recurring payroll, rent and other costs related to the expansion of our operations.

      General and Administrative Expenses: General and administrative expenses increased $2.5 million to $5.5 million for the six months ended June 30, 2001 from $3.0 million for the same period in 2000. This increase primarily reflects an increase in administrative personnel at MOS, professional fees and operational expenses of the Company.

      Consulting Expenses: Consulting expenses decreased by $1.8 million to $0.5 million for the six months ended June 30, 2001 from $2.3 million for the six months ended June 30, 2000. Consulting expenses were significantly higher for the six months ended June 30, 2000 due to the acquisition of DSI in calendar year 2000.

      Amortization of Goodwill: During the six months ended June 30, 2001, we amortized $0.3 million of the $7.0 million of goodwill recorded in connection with the DSI Acquisition on January 28, 2000 and $0.2 million of goodwill recorded in connection with the acquisition WeFusion on November 30, 2000. During the six-month period June 30, 2000, we amortized $0.2 million relating to the DSI Acquisition.

      Interest Expense: Interest Expense for the six months ended June 30, 2001 was $1.0 million, a decrease of $1.9 million from $2.9 million for the six months ended June 30, 2000. The decrease is primarily related to the one time non-cash interest expense of $1.9 million recorded in the six-month period ended June 30, 2000 representing the fair value of shares and warrants issued in connection with the initial issuance and subsequent conversion of the DSI acquisition bridge financing.

      Income Taxes: For the six months ended June 30, 2001, we recorded a $0.7 million tax provision based on an estimate of our effective tax rate projected for the year ended December 31, 2001. We may adjust the assumptions of our projected earnings used to calculate such rate. We had Federal and State net operating loss carryforwards of approximately $7.0 million available to offset future taxable income, if any, through December 2020. Our ability to use these net operating losses may be substantially limited because of the "change of ownership" provisions under Section 382 of the Internal Revenue Code and similar State provisions. As a result of these limitations, some or all of our net operating losses may expire before we can use them. We have established a valuation allowance to reserve for the deferred tax assets arising from the net operating losses and other temporary differences, since we cannot be sure that we will benefit from them in the future.

      Preferred Dividends: For the six months ended June 30, 2001, we recorded $1.3 million of dividends including $0.9 million of non-cash deemed dividends and approximately $0.4 million of contractual dividends. On February 15, 2001, we redeemed 22,992 Series C Shares and New Series C Shares. The remaining 39,363 Series C Shares and New Series C Shares were converted into 3,946,250 shares of common stock. In consideration of the agreement of the holders to convert the Series C Shares and New Series C Shares, we agreed to issue to the holders a total of 666,400 additional shares of common stock, pro rata in accordance with the number of shares each holder converted. The non-cash deemed dividend of $0.9 million represents the fair value of the additional shares issued. For the six months ended June 30, 2000, we recorded $31.9 million of dividends including $31.6 million of non-cash deemed dividends in connection with the Series A, B and C preferred stock we issued to complete the DSI Acquisition.

      Net Income (loss) applicable to common stockholders and Net Income (loss) applicable to common stockholders per share: During the six months ended June 30, 2001, net income applicable to common stockholders was $1.6 million or basic earnings per share of $0.05 compared to a net loss applicable to common stockholders of $32.3 million or $(1.58) per share for the six months ended June 30, 2000.

Financial Condition and Liquidity

      At June 30, 2001, we had cash on hand of $1.8 million. For the three months ended June 30, 2001 we used $2.1 million in operating activities and $1.5 million in investing activities, and generated $3.1 million from financing activities. Through the operations of MOS, we generate cash flow from the sale and collection of consumer receivables, commissions earned from publishers in connection with originating paid subscriptions for certain publications, and commissions earned on the sale of third party discount buying club memberships. MOS uses these funds as well as funds available under its revolving credit facility to fund its working capital needs.

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

      When the Coast Facility was established, we issued to Coast a five-year warrant to purchase our common stock. As of December 31, 2000, Coast was entitled to purchase 443,884 shares of common stock under this warrant at an exercise price of $2.39 per share. As a result of anti-dilution adjustments, the number of shares Coast was entitled to purchase under the warrant as of June 30, 2001 increased to 484,669 and the exercise price of the warrant was reduced to $2.19 per share. We recorded a non-cash interest charge of approximately $20,491 for the six-month period ended June 30, 2001 as a result of these adjustments.

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

      As of June 30, 2001 the outstanding loan balance under the Coast
Facility was approximately $14.6 million and the total amount available for borrowing was $18.0 million. Therefore, MOS was entitled to borrow an additional $3.4 million under the Coast Facility as of June 30, 2001. In May 2001, we agreed with Coast to amend the Coast Facility as follows: (i) Coast waived the requirement that we maintain a minimum Tangible Net Worth through March 31, 2001; (ii) Coast waived any violation of the limitation on distributions by MOS to Cross Media Marketing with respect to a $1.0 million distribution in February 2001; (iii) we agreed to maintain a minimum Senior Debt to EBITDA ratio of no greater than 1.5 to 1.0; and (iv) we agreed to maintain other covenants. Management expects to be fully in compliance with the provisions of this agreement going forward.

Series A Convertible Preferred Stock ("New Series A Shares" or "Series A
Shares")

            On July 18, 2001, we entered into agreements with the holder of all 50,625 outstanding shares of our Series A Convertible Preferred Stock. These agreements provide that the following will occur simultaneously with, and conditional upon, the consummation of the LifeMinders acquisition: (i) we will redeem 25,312.5 Series A Shares for a cash payment of $2,531,250 or $100 per share, provided that the holder may elect to convert these shares into shares of our common stock at a conversion price of $1.48 per share prior to the closing of the LifeMinders' acquisition, in which event the holder would receive 1,710,304 shares of common stock and would convert the remaining 25,312.2 Series A Shares at a conversion price of $1.48 per share, or 1,710,304 shares of common stock; (ii) in consideration of the agreement to convert at least half of the Series A Shares, we will make a payment to the holder in the amount of $968,750 in either (a) cash, (b) cash and common stock, or (c) wholly in common stock; and (iii) we will issue warrants to purchase 250,000 shares of our common stock with an exercise price of $1,9845, which will replace the 375,000 warrants issued in connection with the Series A Shares and which will have the same anti-dilution provisions. If the definitive merger agreement with LifeMinders is not completed by June 18, 2002, the holder may elect to exchange the Series A Shares for a new series of convertible preferred stock with a conversion price of $1.48 per share, subject to certain provisions, or to exchange the Series A Shares for a new series of convertible preferred stock with the same terms and provisions as the existing Series A Shares, except for revisions.

Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C
Preferred")

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

Certain Trends and Uncertainties

Business Risks

We have a limited operating history.

      We developed our present business strategy in 1999, completed our first acquisition in January 2000 and opened our first company-owned call center and undertook our first e-mail campaign in the last quarter of 2000. Therefore, we have a limited history of operations under our present business strategy upon which the likelihood of our success can be evaluated. The implementation of a new business strategy frequently involves risks, expenses and uncertainties that may adversely affect our business, results of operations, financial condition and prospects.


We have a history of losses, primarily as a result of non-cash charges and interest expense, and may incur future losses.

      Our net losses available to common stockholders for the year ended December 31, 2000 were $44.6 million, or $1.84 per share. Our net losses for fiscal 2000 resulted primarily from dividends on our preferred stock of $39.6 million, including non-cash dividends of $38.7 million. Non-cash dividends represent the accretion of the difference between the carrying value and the mandatory redemption amounts of preferred stock that resulted from allocation a portion of the proceeds to common stock, common stock purchase warrants and the beneficial conversion features of the shares.

      Although we did realize net income available to common stockholders for the three months and six months ended June 30, 2001 of $1,778,418 and $1,568,575, or $0.04 and $0.04 per diluted share, respectively, we can give you no assurance that we will not experience additional net losses in the future. If our net revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our business, results of operations, fiscal condition and prospects would be materially and adversely affected.

We may need additional financing to implement its strategy and expand our business.

      We may need additional debt or equity financing to pursue our strategy of expanding our business through the acquisition of companies whose businesses are strategically appropriate for us or for our operations. Although Media Outsourcing, our principal subsidiary, has in the past generated positive cash flow, our credit facility limits the amount of distributions Media Outsourcing can make to us. Any financing that we need may not be available at all and, if available, may not be available on terms that are acceptable to us. The failure to obtain financing on a timely basis, or on economically favorable terms, could prevent us from continuing its strategy or from responding to changing business or economic conditions, and could cause us to experience difficulty in withstanding adverse operating results or competing effectively.

      If we raise additional funds by issuing equity securities, our stockholders may experience dilution of their ownership interest. Moreover, we could issue preferred stock that has rights senior to those of our common stock. If we raise funds by issuing debt securities, these securities would have rights, preferences and privileges senior to holders of common stock and lenders may place limitations on our operations.

We are subject to restrictive credit facility covenants which could harm our financial status and have a negative impact on our stock price.

      In January 2000, we entered into an agreement with Coast Business Credit to provide a credit facility to finance the acquisition of our magazine subscription teleservicing business and the ongoing working capital needs of Media Outsourcing. We have guaranteed Media Outsourcing's obligations under the Coast credit facility, and all of Media Outsourcing's assets are pledged to Coast to secure its obligations under the Coast Facility.

      Under the agreement with Coast, we are required, among other things, to maintain a consolidated net worth of not less than $9.0 million and excess borrowing availability of $750,000. If we cannot satisfy these or other covenants under the Coast Facility, Cross Media will be required to seek a waiver or amendment from Coast. In May 2001, Coast waived the requirement that we maintain a minimum tangible net worth through March 31, 2001 and waived any violation of the limitation on distributions by Media Outsourcing to us with respect to a $1,000,000 distribution in February 2001. Although we expect to be in compliance with the provisions of the Coast Facility agreement going forward, if we should require waivers or amendments to the agreement, there can be no assurance that Coast will agree. If we default in performing our obligations to Coast, Coast would be entitled to accelerate the maturity of outstanding indebtedness under the credit facility, $14.6 million as of June 30, 2001, and to enforce its security interest in Media Outsourcing's assets.

If we are unable to collect our receivables in a timely manner, our cash flow from operations will be negatively impacted.

      We are subject to the risks associated with selling products on credit, including delays in collection or uncollectibility of accounts receivable. If we experience significant delays in collection or uncollectibility of accounts receivable, our liquidity and working capital position could suffer.

If subscription cancellation reserves are not adequate, we could be required to increase our reserves, which will result in a reduction of revenues.

      We extend credit to subscribers who purchase multi-magazine subscription packages. We have established a reserve to cover subscription cancellations based upon its past history with magazine subscription orders. In the past, we has had to increase the reserves on its 20 pay contracts. If our subscription cancellation reserves are inadequate, we will be required to increase reserves, which will reduce revenues and could otherwise materially adversely affect our results of operations.

The nature of our business makes us susceptible to an economic slowdown.

      Our business may be adversely affected by periods of economic slowdown, inflation or recession, which may be accompanied by a decrease in the availability of consumer credit. Any material decline in the availability of consumer credit may result in a decrease in consumer demand to make credit card purchases, which could adversely affect the demand for our products and services.

Future growth could place significant strain on our resources, and we may be unable to manage future growth.

      Growth in our operations could place a significant strain on our operational systems and employee resources. As a result, we may have to implement new operational and financial systems, procedures and controls. In order to manage and accommodate our planned growth, if it occurs, we will need to continue to improve and adapt our financial planning, accounting systems, information systems and management structures. We will also need to expand, train, retain and manage our employee base. If we are unable to manage our growth effectively, its financial condition and results of operations could be materially adversely affected.

If we acquire or make strategic investments in other businesses or acquires or licenses technology and other assets, we may have difficulty integrating these businesses, technologies and assets or generating an acceptable return on our investments.

      We may acquire or enter into strategic relationships with other businesses and acquire or license technology and other assets. We cannot assure you that acquisition or licensing opportunities will be available on terms acceptable to us or at all. Any future acquisitions and strategic relationships will involve risks, including:

     o    inability to raise the required capital;

     o    difficulty  in  assimilating  the  acquired  assets,   operations  and
          personnel;

     o    disruption of ongoing business;

     o    distraction of management from other responsibilities; and

     o    lack of the necessary experience to enter new markets.

      We may not successfully overcome problems encountered in connection with potential acquisitions or licensing arrangements. In addition, acquisitions or strategic relationships could materially impair our operating results, causing us to incur additional debt or requiring us to amortize acquisition expenses and acquired assets.

The loss of our largest call centers would likely result in a reduction of revenues and otherwise adversely affect operating results.

      In the year ended December 31, 2000, two independent call centers accounted for approximately 35% of our magazine subscription revenues. These call centers do not have any commitment to generate sales for us and could therefore terminate their relationships with us without notice, which could have a material adverse effect on our business.

Government regulation could add significant additional costs to our business and impose restrictions on our marketing practices which could interfere with our operations and have a significant adverse effect on our revenues.

      Laws and regulations applicable to direct marketing, telemarketing, Internet marketing, consumer protection and membership club services are becoming more prevalent. Each of the 50 states and the Federal government has laws regulating telemarketing, sweepstakes promotions, promotional incentives and advertising to consumers, which vary from state to state. While we review our telemarketing scripts and advertising copy to ensure that they comply with applicable laws, there is no guarantee that Federal or state authorities will not find that our marketing efforts do not comply with these laws. In addition, it is likely that additional Federal and/or state regulations regarding telemarketing, sweepstakes, e-mail marketing and other marketing practices engaged in by us will be enacted. If enacted, these regulations could have an adverse effect on revenues and result in additional expenses to us and could require us to refrain from engaging in specific activities or modify its business practices.

      The Federal Trade Commission is currently in the process of reviewing the provisions of the Telemarketing Sales Rule and Negative Option Rule to determine if any changes to the rule should be made. If the Federal Trade Commission determines that changes to the rule are necessary, changes could have a significant adverse effect on our business.

      In 1999, Congress enacted the Deceptive Mail Prevention and Enforcement Act, which imposes various restrictions on the offering of sweepstakes through the mail. Additional sweepstakes legislation has been enacted or is pending in various states. This additional regulation could have an adverse impact on our marketing activities.

      Federal and state authorities have also been investigating various companies' use of marketing practices, such as the use of personal information, magazine subscription agents' sweepstakes practices and the marketing of membership club services through the use of inbound and outbound telemarketing campaigns. These investigations could result in additional rules, regulations or industry standards, which could have an adverse impact on our marketing practices. At least two of the state investigations have directly involved Memberworks, whose club memberships we are marketing. To the extent we derive revenue from the sale of memberships in the Memberworks club, there is a risk that we could be subject to investigation as well, which could have an adverse impact on us.

Extensive government regulation and legal uncertainties related to doing business on the Internet could limit our sales or add significant additional costs to our business.

      Laws and regulations directly applicable to Internet communications, commerce, marketing and data protection are becoming more prevalent. If any of these laws hinder the growth of Internet use generally or decreases the acceptance of the Internet as a medium of communications, commerce and marketing, our business and prospects may suffer materially. The United States Congress has enacted Internet laws regarding children's privacy, copyrights and taxation. Other laws and regulations may be adopted covering issues such as user privacy, marketing activities, pricing, content, taxation and quality of products and services. The governments of some states and foreign countries have begun to regulate our transactions and levy sales or other taxes relating to its activities and will likely continue to do so. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising and marketing services. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

      Laws and regulations governing the transmission of unsolicited email marketing messages are being considered in many jurisdictions. Legislation of that type has recently been adopted by numerous states, and similar legislation is pending in several states and in Congress. These laws could have an adverse impact on our Internet marketing activities. The Telecommunications Act of 1996 prohibits some types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future.

Changes in laws relating to consumer privacy and potentially heightened scrutiny of our services could harm our business.

      There has been increasing public debate about the collection, distribution and use of information about consumers. Although this debate has primarily focused on information collected through the Internet, many of the issues apply to data gathered through other media. We interact with consumers through our various direct marketing efforts, both online and offline. As a consequence of government regulation or evolving standards of consumer privacy protection, we may be required to make changes to our marketing media and platforms in ways that could diminish the effectiveness of its marketing efforts, which could harm our business. Recently Congress passed the Gramm-Leach-Bliley Act, which restricts the transfer of personal information, including credit card information, by financial institutions. The Federal Trade Commission is also considering regulations under that Act. This could restrict our ability to acquire personal information from financial institutions and thus adversely affect our direct marketing activities.

We have not met our obligation to register a substantial number of shares of our common stock and could have liability as a result.

      We have granted holders of a substantial number of shares of our common stock, including shares issuable upon the exercise or conversion of options, warrants and other equity rights, the right to have their shares included in one or more registration statements that we were required to file. We have not yet filed a registration statement covering such shares and may have liability as a result of our failure to timely file such registration statement, although we do intend to file one or more registration statements in the near future to register these shares.

Market Related Risks

The substantial number of options and warrants to purchase our common stock could result in dilution to our stockholders.

      As of June 30, 2001, there were 36,726,007 issued and outstanding shares of our common stock. If the holders of all outstanding options and common stock purchase warrants exercised those options and warrants, and the holders of all outstanding convertible securities converted them into common stock, we would be required to issue approximately 27.7 million additional shares of common stock, based on current exercise and conversion prices. The conversion price of our Series A Convertible Preferred Stock (the "Series A Shares") is subject to adjustment in a manner that could result in substantial dilution to other holders of the Company's equity securities. The Series A Shares are convertible into common stock at a floating rate based on the average of the three lowest non-consecutive closing bid prices of the common stock during the ten trading days prior to the date on which the conversion price is determined, subject to certain adjustments (although we have agreed with the holder of the Series A Shares that the minimum conversion price will be $1.50 per share). Therefore, the lower the price of our common stock is at the time of conversion, the more shares of common stock the holder of the Series A Shares will receive upon conversion

The substantial number of shares of our common stock eligible for future sale could cause our stock price to decline.

      The market price of the common stock could decline as a result of future sales of substantial amounts of the common stock, or the perception that such sales could occur. Furthermore, certain shareholders have the right to require us to register for re-sale their shares of common stock, or shares of common stock into or for which their convertible securities, options or warrants are convertible or exercisable, which may facilitate the sale of these shares in the public market. Approximately 36 million shares of outstanding common stock and shares of common stock into or for which outstanding options, warrants and convertible securities are exercisable or convertible are entitled to these "registration rights" or have been registered for re-sale by the holders pursuant to registration rights. We intend to file one or more registration statements in the near future to register these shares of our common stock.

Other Risks Relating to Cross Media

Because ownership of Cross Media is concentrated, a small number of stockholders exert significant influence over Cross Media.

      Our five largest stockholders beneficially owned approximately 58% of Cross Media's issued and outstanding common stock as of August 1, 2001, and following the acquisition of LifeMinders these stockholders will continue to own a controlling interest in Cross Media common stock. As a result, these stockholders have the ability to exert significant influence over our business, including the election of directors and the approval of any other action requiring the approval of stockholders. This concentration of share ownership may:

     o    delay or prevent a change of control of Cross Media;

     o impede a merger, consolidation, takeover or other business combination involving Cross Media; or

     o discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Cross Media.

Provisions of our corporate charter documents and Delaware law could delay or prevent a change of control.

      Our amended and restated certificate of incorporation authorizes the board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors, without further action by stockholders, and may include, among other things, voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. There is one series of preferred stock currently outstanding which has a preference over the common stock if Cross Media is liquidated. This series of preferred stock will be converted to common stock or redeemed simultaneously with the completion of the merger. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party. The ability of our board of directors to issue preferred stock could discourage, delay, or prevent a takeover of Cross Media, thereby preserving control by the current stockholders.

      As a Delaware corporation, we are subject to the General Corporation Law of the State of Delaware, including Section 203, an anti-takeover law enacted in 1988. In general, Section 203 restricts the ability of a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder. Subject to exceptions, an interested stockholder is a person who, together with affiliates and associates, owns, or within three years did own, 15% or more of a corporation's voting stock. As a result of the application of Section 203, potential acquirers may be discouraged from attempting to acquire Cross Media, thereby possibly depriving its stockholders of acquisition opportunities to sell or otherwise dispose of its stock at above-market prices typical of acquisitions.

                        CROSS MEDIA MARKETING CORPORATION

                           Quarter Ended June 30, 2001

PART II.    Other Information

Item 1.      Legal Proceedings

      No significant changes have occurred with respect to legal proceedings as disclosed in Part I, Item 3, of the Company's 2000 Annual Report on Form 10-KSB.

Item 2.      Changes in Securities and Use of Proceeds

Recent Issuances of Unregistered Securities to Professionals

      On April 6, 2001, we issued five-year warrants to purchase 20,000 shares of common stock to Richard Geist for consulting services rendered to the Company. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Mr. Geist represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On April 16, 2001, we issued five-year warrants to purchase 50,000 shares of common stock to East Coast Magazine Sales for consulting services rendered to the Company. The issuance of these securities was made in reliance on Section 4
(2) of the Securities Act as a transaction not involving any public offering, because: (1) East Coast Magazine Sales represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

    On April 16, 2001, we issued five-year warrants to purchase 50,000 shares of common stock to Emanuel/Addington Living Trust for consulting services rendered to the Company. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Emanuel/Addington Living Trust represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On April 16, 2001, we issued five-year warrants to purchase 17,000 shares of common stock to Lexington Ventures, Inc. for consulting services rendered to the Company. The issuance of these securities was made in reliance on Section 4
(2) of the Securities Act as a transaction not involving any public offering, because: (1) Lexington Ventures, Inc. represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On April 19, 2001, we issued five-year warrants to purchase 75,000 shares of common stock to Harry Joe Brown for [consulting services] rendered to the Company. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Mr. Brown represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On April 23, 2001, we issued five-year warrants to purchase 15,000 shares of common stock to Robert Rein for consulting services rendered to the Company. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Mr. Rein represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On June 1, 2001, we issued five-year warrants to purchase 50,000 shares of common stock to Capital Research, Ltd. for consulting services rendered to the Company. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Capital Research, Ltd. represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On June 15, 2001, we issued two-year warrants to purchase 30,000 shares of common stock to Koyah Leverage Partners, L.P. as consideration for a delay in the filing of a registration statement covering 600,000 of common stock held by Koyah. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Koyah Leverage Partners, L.P. represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On June 18, 2001, we issued five-year warrants to purchase 75,000 shares of common stock to Harry Joe Brown as a sales commission in connection with the sale of additional shares of common stock. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Mr. Brown represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On June 21, 2001, we issued five-year warrants to purchase 25,000 shares of common stock to Xulu Group, Inc. as a sales commission in connection with the sale of additional shares of common stock. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Xulu Group, Inc. represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

Other Recent Sales of Unregistered Securities

      On June 18, 2001, we issued and sold 600,000 shares of common stock to Bushnell Corporation at $1.09 per share. The issuance and sale of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Bushnell Corporation represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On June 21, 2001, we issued and sold 210,970 shares of common stock to Katz Family Limited Partnership Corporation at $1.185 per share. The issuance and sale of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Katz Family Limited Partnership represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On June 21, 2001, we issued and sold 63,291 shares of common stock to Peter Clark at $1.185 per share. The issuance and sale of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Mr. Clark represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

      On June 21, 2001, we issued and sold 63,291 shares of common stock to Ken Lambert at $1.185 per share. The issuance and sale of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Mr. Lambert represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

Item 3.      Defaults Upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Stockholders

      The Annual Meeting of Stockholders of the Company was held on June 6, 2001 to elect five directors of the Company and to approve the adoption of an amendment to the Company's 1998 Stock Option Plan to increase the number of shares of the Company's Common Stock available for awards thereunder by 1,500,000. Both matters put before the stockholders passed as follows


        Director Nominees/ Other Matters       For    Withheld  Against   Abstain
        --------------------------------       ---    --------  -------   -------
     Ronald Altbach                         23,426,216    2,000      --        --
     Richard Kaufman                        23,423,216    5,000      --        --
     Richard Cohen                          23,426,216    2,000      --        --
     Bruce Dorskind                         23,426,216    2,000      --        --
     Ken Lambert                            23,426,216    2,000      --        --

     Adopt Amendment 1997 Incentive
     Compensation Plan                      23,403,910      --    23,839       500

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

      (a)      Exhibits

      10.1 Employment Agreement between the Company and Andrew Nelson, dated as of November 21, 2000*

      10.2 Employment Agreement between the Company and Chester Borgida, dated as of May 7, 2001*

      10.3 Letter Agreement, dated May 1, 2001, between the Company and the holder of the outstanding shares of Series A Convertible Preferred Stock*

      10.4 Limited Waiver Agreement, dated as of May 16, 2001, between Coast Business Credit and Media Outsourcing, Inc.*

      10.5 Letter Agreement, dated June 8, 2001, between the Company and the holder of the outstanding shares of Series A Convertible Preferred Stock, incorporated by reference to our Current Report on Form 8-K, filed on June 15, 2001.

      10.6  Limited Liability Company Agreement, dated June 8,
            2001, by and between Media Outsourcing, Inc. and JWE Holdings,
            Inc.*

      10.7 Services Agreement, dated July 1, 2001, by and between TBC Telemarketing, Inc. d/b/a TBC Consulting Group and Media Outsourcing, Inc.*

      10.8 Letter Agreement, dated July 18, 2001, between the Company and the holder of the outstanding shares of Series A Convertible Preferred Stock, incorporated by reference to our Current Report on Form 8-K, filed on July 25, 2001.

      10.9 Agreement, dated July 18, 2001, between the Company and the holder of the outstanding shares of Series A Convertible Preferred Stock, incorporated by reference to our Current Report on Form 8-K, filed on July 25, 2001.

      *  Filed herewith

      (b)      Reports on Form 8-K

      We filed the following Current Report on Form 8-K during the fiscal quarter ended June 30, 2001:

      (i) On June 15, 2001, we filed a Current Report on Form 8-K regarding an amendment to a letter agreement between the Company and the holder of all of the outstanding shares of our Series A Convertible Preferred Stock.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      CROSS MEDIA MARKETING CORPORATION
                      (Registrant)




                      By:       /s/ Chet Borgida
                              ------------------------------------------
                      Name:   Chet Borgida
                      Title:  Executive Vice President and Chief
                              Financial Officer
                              (principal financial and accounting
                              officer)


Dated:       August 14, 2001

                                                                    Exhibit 10.1

                              SYMPOSIUM CORPORATION

                              EMPLOYMENT AGREEMENT


      This Employment Agreement (this "Agreement") is made and entered into as of November 21, 2000, by and between SYMPOSIUM CORPORATION, a Delaware corporation (the "Company"), and ANDREW NELSON ("Employee").

1.    Definitions

      "Board" shall mean the Board of Directors of the Company.

      "Company Group" shall mean the Company and each Person that the Company directly or indirectly Controls or that Controls the Company.

      "Control" shall mean, with respect to any Person, (i) the beneficial ownership of more than 50% of the outstanding voting securities of such Person or (ii) the power, directly or indirectly, by proxy, voting trust or otherwise, to elect a majority of the outstanding directors, trustees or other managing persons of such Person.

      "Date of Termination" shall mean the effective date of the termination of Employee's employment pursuant to Section 4 herein.

      "Disability" with respect to Employee, shall mean that, for physical or mental reasons, Employee is unable to perform the essential functions of Employee's duties under this Agreement for 90 days during any six month period. Employee agrees to submit to a reasonable number of examinations by a medical doctor reasonably acceptable to Employee advising the Company as to whether Employee shall have suffered a disability and be unable to return to work for 90 days. Employee hereby authorizes the disclosure and release to the Company and its agents and representatives medical records relating to the issue of Employee's Disability. If Employer is not legally competent, Employee's legal guardian or duly authorized attorney-in-fact will act in Employee's stead for the purposes of submitting Employee to the examinations, and providing the authorization of disclosure of Employee's ability or inability to return to work.

      "Employment Date" shall mean October 2, 2000 or, if later, then the date on which Employee commences employment with the Company.

      "For Cause" shall mean, in the context of a basis for termination of Employee's employment with the Company, that:

     (a) Employee breaches any material obligation, duty or agreement under this Agreement, which breach is not cured or corrected within 20 days of written notice thereof from the Company (except for breaches of Sections 2.3, 7 or 8 of this Agreement, which cannot be cured and for which the Company need not give any opportunity to cure); or

     (b) Employee commits any act of fraud, embezzlement, breach of fiduciary duty or trust against any member of the Company Group; or

     (c) Employee is indicted for, convicted of, or pleads guilty or nolo contendere with respect to, theft, fraud, a crime involving moral turpitude, or a felony under federal or state law; or

     (d) Employee commits any act of personal conduct that, in the reasonable opinion of the Board, gives rise to any member of the Company Group of a material risk of liability under federal or state law for discrimination or sexual or other forms of harassment or other similar liabilities to employees; or

     (e) Employee commits continued and repeated substantive violations of specific written directions of the Board, the Company's Chief Executive Officer or any other superior officer of Employee's, which directions are consistent with this Agreement.

      "Person" shall mean an individual, partnership, corporation, trust, estate, association, limited liability company, governmental authority or other entity.

      "Severance Period" shall mean the period during which Employee is receiving severance compensation under Section 5 herein.

2. Engagement and Responsibilities

     2.1 Upon the terms and subject to the conditions set forth in this Agreement, the Company hereby employs Employee as its Vice President -- Marketing, and Employee accepts such employment. Employee shall report directly to the Company's President or Chief Executive Officer, as determined by the Company from time to time. Employee shall also serve from time to time as an officer and employee of such subsidiaries or affiliates of the Company as the Board, Chief Executive Officer or President of the Company may from time to time request.

     2.2 Employee agrees to devote all of Employee's business time, energy and efforts to the business of the Company and will use Employee's best efforts and abilities faithfully and diligently to promote the Company's business interests. Employee's duties and responsibilities shall be as set forth on Exhibit A attached hereto. In addition, Employee's duties shall include those duties and services (consistent with the duties and responsibilities set forth on Exhibit
A) for the Company and its affiliates as the Board or the Company's Chief Executive Officer or President shall from time to time reasonably direct; provided, however, that, to the extent that such activities do not interfere with the performance by Employee of his duties and responsibilities under this Agreement, Employee may: (i) serve on the board of directors of a reasonable number of other corporations, trade associations or charitable organizations;
(ii) engage in charitable activities or community affairs; or (iii) manage his personal investments and affairs.

     2.3 After Company gives Employee notice of termination under Section 4 herein and during any period Employee is receiving severance compensation under
Section 5 herein, Company may instruct Employee to stop performing services hereunder or may require Employee to perform such administrative, training or other functions as Company may reasonably regard as necessary or appropriate to facilitate transition and minimize the adverse impact to Company Group.

3.    Compensation and Benefits

      For so long as Employee shall be employed by the Company, Employee shall receive the following compensation and benefits:

     3.1 Salary. The Company shall pay Employee a salary at an annual rate of $200,000, increasing to $225,000 on January 1, 2001 and to $250,000 on January 1, 2002. Thereafter, the Board may, but shall not be obligated to, adjust Employee's salary from time to time. The salary shall be payable in installments in the same manner and at the same times the Company pays salaries to other executive officers of the Company, but in no event less frequently than equal monthly installments. The salary shall be pro-rated for any year in which Employee has been employed hereunder for fewer than twelve months.

     3.2 Performance Bonus. For each calendar year during the Term of this Agreement, commencing in calendar year 2001, Employee shall be entitled to an annual performance bonus of not less than $100,000 (the "Minimum Performance Bonus") and not more than 100% of Employee's base salary for such calendar year (the "Performance Bonus") based upon Employee's performance during each year, as measured by mutually established goals and criteria. The Minimum Performance Bonus will be payable in equal quarterly installments on the fifteenth day of the month next following the close of each fiscal quarter. The balance of the Performance Bonus, if any, will be payable, depending upon the goals established, either quarterly or, in any event, not later than January 31 of each year (with respect to any unpaid balance of the Performance Bonus for the preceding year), commencing January 31, 2002.

     3.3 Additional Bonus. In the event that the Company enters into an agreement (the "Hot Socket Agreement") with Hot Socket or E-Revenue Partners ("Hot Socket"), the Company will enter into an additional bonus arrangement (the "Additional Bonus") with Employee, based upon mutually established goals and criteria, to enable Employee to participate in the success of the Company's relationship with Hot Socket.

     3.4 Expense Reimbursement. Employee shall be entitled to reimbursement from the Company for the reasonable out-of-pocket costs and expenses which Employee incurs in connection with the performance of Employee's duties and obligations under this Agreement in a manner consistent with the Company's practices and policies therefor.

     3.5 Employee Benefit Plans. Employee shall be entitled to participate in any and all pension, profit-sharing, savings, and group life, disability, medical, dental, and other insurance and group benefit plans that the Company makes available to its executive officers generally; provided, however that the Company shall have no obligation to establish, make available or maintain any such plan. In addition, subject to satisfactory medical approval, the Company agrees to, at its sole expense, pay all premiums with respect to a split dollar life insurance policy in the amount of $1,000,000 in which the employee shall be named the insured and the proceeds of which will be payable to a beneficiary named by Employee. Upon termination of the Employee's employment, the Company agrees to transfer to the Employee, at Employee's option, any then-existing life insurance policies in which the Employee is the named insured for consideration equal to the interpolated terminal reserve value of such policies. In the event that the Employee does not exercise his right to purchase such insurance policies, such insurance policies shall be cancelled by the Company.

     3.6 Vacation. Commencing with calendar year 2001, Employee shall be entitled to paid vacation which accrues at a rate of three weeks per calendar year. Vacation shall accrue in accordance with the Company's standard vacation accrual policy.

     3.7 Automobile Allowance. The Company shall reimburse Employee for his monthly automobile lease or purchase payments and other expenses incidental to the operation, insurance, maintenance and parking of such automobile, subject to a maximum reimbursement of $1,000 per month and to his presentation of appropriate vouchers and documentation in accordance with the Company's normal policies for expense and business use verification.

     3.8 Disability. In the event of any Disability, Employee's salary and benefits shall continue until termination of his employment, provided that if Employee shall receive payments as a result of such Disability under any disability plan maintained by the Company or from any government agency, the Company shall be entitled to deduct the amount of such payments received from base salary paid or payable to Employee during the period of such Disability.

     3.9 Withholding. The Company may deduct from any compensation payable to Employee (including payments made pursuant to Section 5 of this Agreement in connection with or following termination of employment) amounts it believes are required to be withheld under federal and state law, including applicable federal, state and/or local income tax withholding, old-age and survivors' and other social security payments, state disability and other insurance premiums and payments.

     3.10 Signing Bonus. At such time following the Employment Date as Employee shall designate, Company will pay Employee a $50,000 signing bonus. Such bonus shall be deemed to be fully earned as of the Employment Date. Employee will relocate his residence to New York, New York or its immediate vicinity in connection with his acceptance of employment by the Company.

     3.11 Relocation Expenses. The Company shall pay, or reimburse Employee for, expenses reasonably incurred by Employee in connection with such relocation upon submission of documentation in a form reasonably acceptable to the Company up to a maximum of $25,000 and will pay, or reimburse Employee for, commutation and living expenses (other than non-business related meals) incurred by Employee, in each case for a period not to exceed eight months from and after the Employment Date and preceding the date of such relocation.

     3.12 Liability as Employee or Officer. Employee shall be named in any directors and officers liability insurance policy that the Company may maintain from time to time; provided, however that the Company shall have no obligation to establish, make available or maintain any such policy. The Company shall indemnify Employee for any and all claims, liabilities, or expenses arising in connection with his performance of his duties as an employee or officer of the Company under this Agreement to the fullest extent allowable under the By-Laws of the Company and applicable state or federal law, except to the extent such claims, liabilities or expenses result from the bad faith or intentional misconduct of Employee.



4.    Term of Employment

      Employee's term of employment pursuant to this Agreement shall commence as of the date hereof and shall terminate upon the earliest to occur of the following (the "Date of Termination"):

     4.1 the second anniversary of the Employment Date (the "Second Anniversary Date");

     4.2 the death of Employee (effective on the date of death);

     4.3 Company's delivery to Employee of written notice of termination by the Company if Employee shall suffer a Disability (effective on the ninetieth (90th) day of Disability);

     4.4 Company's delivery to Employee of written notice of termination by the Company For Cause (effective on delivery of such notice);

     4.5 Company's delivery to Employee of at least thirty (30) days prior written notice of termination by the Company not For Cause (effective on the thirtieth (30th) day after such notice is given); or

     4.6 At the option of Employee, the filing by the Company of any proceeding seeking to adjudicate the Company as bankrupt or insolvent.

5.    Severance Compensation

     5.1 If  Employee's  employment  is  terminated  by the Company  pursuant to
Section 4.5 prior to the Second Anniversary Date, the Company shall: (a) until the earlier to occur of the Second Anniversary Date or six months from the Date of Termination (such earlier date, the "Severance Termination Date"), continue to (i) pay to Employee salary at the rate in effect on the Date of Termination; and (ii) pay for Employee's (and his immediate family's) participation in all the Company's medical, life, dental, disability and similar plans in which he was participating to the extent permitted by such plan; and (b) pay to Employee a pro-rated share (through the Severance Termination Date) of any Minimum Performance Bonus and, if applicable, Additional Bonus which would have been earned by Employee pursuant to Section 3.2 or 3.3, respectively, of this Agreement had Employee been employed the entire year in which the Date of Termination occurs. Notwithstanding the foregoing, the Company may terminate any payments pursuant to this Section 5.1 upon any breach by Employee of any provision of Section 7 of this Agreement.

     5.2 If Employee's employment is terminated for any reason other than by the Company not For Cause prior to the Second Anniversary Date, the Company shall pay to Employee (or Employee's estate or beneficiary, as the case may be), any unpaid salary through the Date of Termination and, if termination was pursuant to Sections 4.2 or 4.3, the Company shall pay to Employee a pro-rated share (through the date of termination) of any Minimum Performance Bonus and, if applicable, Additional Bonus which would have been earned by Employee pursuant to Section 3.2 or 3.3, respectively, of this Agreement had Employee been employed the entire year in which the Date of Termination occurs. Employee shall not be entitled to any Bonus (other than as set forth in the preceding sentence) for the year in which the Date of Termination occurs. All rights and benefits which Employee or his estate may have under employee benefit plans in which Employee shall be participating at the Date of Termination shall be determined in accordance with such plans.

     5.3 Employee acknowledges that the Company has the right to terminate Employee's employment at any time and that such termination shall not be a breach of this Agreement or any other express or implied agreement between the Company and Employee. Accordingly, in the event of such termination, Employee shall be entitled only to those benefits specifically provided in this Section 5, and shall not have any other rights to any compensation or damages from the Company for breach of contract.

     5.4 Employee acknowledges that in the event of termination of Employee's employment for any reason, Employee (nor Employee's estate, heirs, beneficiaries or others claiming through Employee) shall not be entitled to any severance or other compensation from the Company except as specifically provided in this
Section 5. Without limiting on the generality of the foregoing, this Section supersedes any plan or policy of the Company which provides for severance to its officers or employees, and Employee shall not be entitled to any benefits under any such plan or policy.

6.    Options

     6.1 Employee will be granted options (the "Options") to purchase 125,000 shares of Company's Common Stock under Company's 1998 Stock Option Plan, as amended (the "Plan"). The Options will vest quarterly over a three year period (8.33% per quarter) beginning three months after the date hereof and the exercise price under the Options will be the closing price of the Company's Common Stock on the American Stock Exchange ("AMEX") on the date hereof.

     6.2 In addition, in the event that the Company enters into a Hot Socket Agreement, Employee will be granted options to purchase an additional 75,000 shares under the Plan (the "Additional Options"). The Additional Options will vest quarterly over a three year period (8.33% per quarter) beginning three months after the date on which a Hot Socket Agreement is executed and the exercise price of the Additional Options will be the closing price of the Company's Common Stock on the AMEX on such date.

     6.3 A Summary of the Plan is attached as Exhibit B hereto.

7.    Restrictive Covenants.

     7.1 Certain Definitions. In addition to the other definitions set forth in this Agreement, for purposes of this Section 7, the following terms shall have the following meanings:

            "Competitive Activity" means any activity which competes with any substantial aspect or part of the business of any member of the Company Group in the Restricted Area, whether as a proprietor, partner, shareholder, owner, member, employer, employee, independent contractor, venturer or otherwise.
            "Competitor" means any Person, other than a member of the Company Group, which at any time during the Restriction Period engages in any Competitive Activity.

            "Confidential Information" means all information of or relating to the Company Group, its business or practice, which is not generally known or available to the public (whether or not in written or tangible form) including, without limitation, customer lists, supplier lists, processes, know-how, trade secrets, pricing policies and other confidential business information.

            "Confidential Materials" means any and all documents, records, reports, lists, notes, plans, materials, programs, software, disks, diskettes, recordings, manuals, correspondence, memoranda, magnetic media or any other tangible media (including, without limitation, copies or reproductions of any of the foregoing) in which any Confidential Information may be contained.

            "Employer" means the Company and each other member of the Company Group to which Employee provides services.

            "Personnel" means any and all employees, contractors, agents, consultants or other Persons rendering services to a member of the Company Group, for compensation in any form.

            "Restricted Area" means the United States, Canada, and their respective territories and possessions, except that the Restricted Area shall be worldwide with respect to any Competitive Activity involving the Internet, the World Wide Web, telemarketing, telephony or other electronic or similar media.

            "Restriction Period" means the period of time (subject to extension pursuant to Section 7.6 below), commencing on the Employment Date and expiring at the end of the Severance Period, except that if Employee's employment is terminated For Cause or voluntarily by Employee, the period of time (subject to extension pursuant to Section 7.6 below) shall expire at the end of the number of days which is the same as the number of days between the Employment Date and such termination up to a maximum of two (2) years after such termination.

     7.2 Confidentiality.


            (a)   Confidential Information.  Subject to Section 7.2(c):


                  (1)   Duty  to  Maintain  Confidentiality.   Employee  shall
maintain in strict confidence and duly safeguard to the best of his ability any and all Confidential Information.

                  (2) Covenant Not to Disclose, Use or Exploit. Employee shall not, directly or indirectly, disclose, divulge or otherwise communicate to anyone or use or otherwise exploit for the benefit of anyone, other than Employer, any Confidential Information.

                  (3) Confidential Materials. All Confidential Information and Confidential Materials are and shall remain the exclusive property of the Company Group and no Confidential Materials may be copied or otherwise reproduced, removed from the premises of Employer or entrusted to any Person (other than Employer or the Personnel entitled to such materials) without prior written permission from Employer.

            (b) Survival of Covenants. Notwithstanding anything herein to the contrary, the covenants set forth in this Section 7.2 shall survive the termination of this Agreement and any other agreement among any or all of the parties hereto (regardless of the reason for such termination), unless terminated by a written instrument that expressly terminates by specific reference the covenants set forth in this Section 7.2.

            (c) Permitted Activities. If Employee receives a request or demand for Confidential Information (whether pursuant to a discovery request, subpoena or otherwise), Employee shall immediately give Employer written notice thereof and shall exert his best efforts to resist disclosure, including, without limitation, by fully cooperating and assisting Employer in whatever efforts it may make to resist or limit disclosure or to obtain a protective order or other appropriate remedy to limit or prohibit further disclosure or use of such Confidential Information. If Employee complies with the preceding sentence but nonetheless becomes legally compelled to disclose Confidential Information, Employee shall disclose only that portion of the Confidential Information that he is legally compelled to disclose.

     7.3 Covenant Not to Compete. During the Restriction Period, Employee shall not, directly or indirectly, whether as a sole practitioner, owner, partner, shareholder, investor, employee, employer, venturer, independent contractor, consultant or other participant, (i) own, manage, invest in or acquire any economic stake or interest in any Person involved in a Competitive Activity,
(ii) derive economic benefit from or with respect to any Competitive Activity or
(iii) otherwise engage or participate in any manner whatsoever in any Competitive Activity; provided, however, this Section 7.3 shall not restrict Employee from owning less than 2% of the debt or equity securities issued by a corporation or other entity or from having any other passive investment that creates no conflict of loyalty or interest with any duty owed to Employer. Employee shall be deemed to have derived economic benefit in violation of this
Section 7.3 if, among other things, any of his compensation or income is in any way related to any Competitive Activity conducted by any Person. Further, during the Restriction Period Employee shall not directly or indirectly advance, cooperate in or help or aid any Competitor in the conduct of any Competitive Activity.

     7.4 Covenant Not to Interfere. During the Restriction Period, Employee shall not, directly or indirectly, recruit, solicit or otherwise induce or influence any Personnel of Employer to discontinue, reduce the extent of, discourage the development of or otherwise harm such Personnel's relationship or commitment to Employer. Conduct prohibited under this Section 7.4 shall include, without limitation, employing, seeking to employ or causing, aiding, inducing or influencing a Competitor to employ or seek to employ any Personnel of Employer.

     7.5 Equitable Relief. Each of the parties acknowledges that the provisions and restrictions of this Section 7 are reasonable and necessary for the protection of the legitimate interests of the Company Group. Each of the parties further acknowledges that the provisions and restrictions of this Section 7 are unique and that any breach or threatened breach of any of such provisions or restrictions will provide the Company Group with no adequate remedy at law, and the result will be irreparable harm to the Company Group. Therefore, the parties hereto agree that upon a breach or threatened breach of the provisions or restrictions of this Section 7, the Company Group shall be entitled, in addition to any other rights and remedies which may be available to it, to institute and maintain proceedings at law or in equity, to recover damages, to obtain an equitable accounting of all earnings, profits or other benefits resulting from such breach or threatened breach and to obtain specific performance or a temporary and permanent injunction.

     7.6 Full Restriction Period. If Employee violates any restrictive covenant contained herein and a member of the Company Group institutes action for equitable relief, such member, as a result of the time involved in obtaining such relief, shall not be deprived of the benefit of the full Restriction Period. Accordingly, the Restriction Period shall be deemed to have the duration specified in Section 7.1, computed from and commencing on the date on which relief is granted by a final order from which there is no appeal, but reduced, if applicable, by the length of time between the date the Restriction Period commenced and the date of the first violation of any restrictive covenant by Employee. Prior to obtaining any injunctive relief hereunder, the parties agree that the non-breaching party shall be required to post an injunction surety bond with the court in an amount to be determined by such court to be reasonable.

     7.7 Equitable Accounting. Each member of the Company Group shall have the right to demand and receive equitable accounting with respect to any consideration received by Employee in connection with activities in breach of the restrictive covenants herein, and shall be entitled to payment from Employee of such consideration on demand.

     7.8 Prior Breaches. Neither the expiration of the Restriction Period nor the termination of the status of any Customer or Personnel as such (whether or not due to a breach hereof by Employee) shall preclude, limit or otherwise affect the rights and remedies of a member of the Company Group against Employee based upon any breach hereof during the Restriction Period or before such status of Customer or Personnel terminated.

     7.9 Noncircumvention of Covenants. Employee acknowledges and agrees that, for purposes of this Agreement, an action shall be considered to have been taken by Employee "indirectly" if taken by or through (a) any member of his family (whether a close or distant relation by blood, marriage or adoption), (b) any Person owned or controlled, solely or with others, directly or "indirectly" by Employee or a member of his family, (c) any Person of which he is an owner, partner, employer, employee, trustee, independent contractor or agent, (d) any employees, partners, owners or independent contractors of any such Person or (e) any other one or more representatives or intermediaries, it being the intention of the parties that Employee shall not directly or indirectly circumvent any restrictive covenant contained herein or the intent thereof.

     7.10 Notice of Restrictions. During the Restriction Period, Employee shall notify each prospective employer, partner or co-venturer of the restrictions contained in this Agreement. Employer is hereby authorized to contact any of such Persons for the purpose of providing notice of such restrictions.

     7.11 Reduction of Restrictions by Court Action. Each of the provisions hereof including, without limitation, the periods of time, geographic areas and types and scopes of duties of, and restrictions on the activities of, the parties hereto specified herein are and are intended to be divisible, and if any portion thereof (including any sentence, clause or word) shall be held contrary to law or invalid or unenforceable in any respect in any jurisdiction, or as to one or more periods of time, areas or business activities or any part thereof, the remaining provisions shall not be affected but shall remain in full force and effect, and any such invalid or unenforceable provision shall be deemed, without further action on the part of any party hereto or other Person, modified and amended to the minimum extent necessary to render the same valid and enforceable in such jurisdiction.

     7.12 Fairness of Restrictions. Employee acknowledges and agrees that (a) compliance with the restrictive covenants set forth herein would not prevent him from earning a living that involves his training and skills without relocating, but only from engaging in unfair competition with, misappropriating a corporate opportunity of, or otherwise unfairly harming the Company Group and (b) the restrictive covenants set forth herein are intended to provide a minimum level of protection necessary to protect the legitimate interests of the Company Group. In addition, the parties acknowledge that nothing herein is intended to or shall, limit, replace or otherwise affect any other rights or remedies at law or in equity for protection against unfair competition with, misappropriation of corporate opportunities of, disclosure of confidential and proprietary information of, or defamation of the Company Group, or for protection of any other rights or interest of the Company Group.

     7.13 Surrender of Records and Property. Upon termination of his employment with Company, Executive shall promptly deliver to Company all records, manuals, books, blank forms, documents, letters, memoranda, notes, notebooks, reports, data, tables, calculations and copies thereof, which are the property of Company or which relate in any way to the business, products, practices or techniques of Company, and all other property, trade secrets and confidential information of Company, including, without limitation, all documents which in whole or in part contain any trade secrets or confidential information of Company, which in any of these cases are in his possession or under his control.

8.    Assignment.

      Except as expressly provided below, this Agreement shall not be assignable, in whole or in part, by either party without the prior written consent of the other party. Company may, without the prior written consent of Employee, assign its rights and obligations under this Agreement to (i) any member of the Company Group or (ii) any other Person with or into which Company may merge or consolidate, or to which Company may sell or transfer all or substantially all of its assets, provided, however, that such assignment may be made without Employee's prior written consent only if (a) such assignment has a valid business purpose and is not for the purpose of avoiding Company's obligations hereunder or Employee's realization of the benefits of this Agreement and (b) the assignee expressly assumes in writing all obligations and liabilities hereunder. This Agreement shall be binding upon and inure to the benefit of Company and its respective successors and permitted assigns. This Agreement and all rights of Employee hereunder shall inure to the benefit of and be enforceable by his heirs, personal or legal representatives and beneficiaries.

9.    Employment Following Second Anniversary Date.

      If Employee's employment continues following the Second Anniversary Date:
(a) such employment shall be "at will," and may be terminated either by the Employee upon 30 days written notice to the Company or by the Company at any time; and (b) except as otherwise provided in writing, all of the provisions of this Agreement shall be applicable to such continued employment, except (i) Employee's compensation shall consist only of salary at the rate in effect at Second Anniversary Date, (ii) Employee shall not be entitled to any bonus compensation except for the Performance Bonus and, if applicable, the Additional Bonus; and (ii) the provisions of Section 4 shall be superseded to the extent discussed in this Section 9.

10.   Miscellaneous

     10.1 Notices. All notices, requests, demands and other communications (collectively, "Notices") given pursuant to this Agreement shall be in writing, and shall be delivered by personal service, courier, facsimile transmission or by United State first class, registered or certified mail, addressed to the following addresses:

            If to the Company, to:

            Symposium Corporation
            410 Park Avenue
            Suite 830
            New York, New York 10022
            Attn: President

            If to Employee, to:

            Employee's address as set forth
            on the books and records of the Company


            Any Notice, other than a Notice sent by registered or certified mail, shall be effective when received; a Notice sent by registered or certified mail, postage prepaid return receipt requested, shall be effective on the earlier of when received or the third day following receipt requested, shall be effective on the earlier of when received or the third day following deposit in the United States mails. Any party may from time to time change its address for further Notices hereunder by giving notice to the other party in the manner prescribed in this Section.

     10.2 Entire Agreement. This Agreement contains the sole and entire agreement and understanding of the parties with respect to the entire subject matter of this Agreement, and any and all prior discussions, negotiations, commitments and understandings, whether oral or otherwise, related to the subject matter of this Agreement are hereby merged herein. The express terms hereof shall control and supersede any course of conduct and/or custom or usage of the profession inconsistent with any of the terms hereof. Neither this Agreement nor any provision herein may be, amended, waived or modified orally, but only by an agreement in writing signed by the party against whom enforcement of any amendment, waiver or modification is sought. Neither a beneficiary nor potential beneficiary of Employee nor any other person or entity with an expectation of value hereunder shall have any rights under this Agreement (except as specifically provided in Sections 3.5 and 5.1 hereof), and this Agreement or any provision herein may be waived, modified, amended, extended or discharged without the knowledge or consent of any other person or entity. No representations, oral or otherwise, express or implied, other than those contained in this Agreement have been relied upon by any party to this Agreement.

     10.3 Severability. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, in whole or in part, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect to the fullest extent permitted by law.

     10.4 Governing Law; Venue. This Agreement has been made and entered into in the State of New York and shall be considered in accordance with the laws of the State of New York without regard to principles of conflict of laws. The parties irrevocably consent to the jurisdiction of the New York state or federal courts located in New York, New York in any action or proceeding pursuant hereto and agree to service of process in accordance with Section 10.1 herein.

     10.5 Captions. The various captions of this Agreement are for reference only and shall not be considered or referred to in resolving questions of interpretation of this Agreement.

     10.6 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

     10.7 Attorneys' Fees. If any action or proceeding is brought to enforce or interpret any provision of this Agreement, the prevailing party shall be entitled to recover as an element of its costs, and not its damages, its reasonable attorneys' fees, costs and expenses. The prevailing party is the party who is entitled to recover its costs in the action or proceeding. A party not entitle to recover its costs may not recover attorneys' fees. No sum for attorneys' fees shall be counted in calculating the amount of a judgment for purposes of determining whether a party is entitled to recover its costs or attorneys' fees.

     10.8 Representations and Warranties of Employee. Employee represents and warrants to Company that, as of the date hereof and throughout the term of this Agreement Employee is not and will not in any way whatsoever be contractually restricted or prohibited from entering into this Agreement and performing the services and obligations required herein and Employee's execution of this Agreement and his performance of the services and obligations required herein do not and will not constitute a default or an event that, with or without notice or lapse of time or both, would be a default, breach or violation of any agreement, contract, instrument or arrangement to which he is a party or by which he is bound.

     10.9 No Waiver. No term or condition of this Agreement shall be deemed to have been waived, nor shall there be any estoppel to enforce any provisions of this Agreement, except by a statement in writing signed by the party against whom enforcement of the waiver or estoppel is sought. Any written waiver shall not be deemed a continuing waiver unless specifically stated, shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

     10.10 Number of Days. In computing the number of days for purposes hereof, all days shall be counted, including Saturdays, Sundays and holidays (unless only business days are specified); provided, however, that if the final day of any time period falls on a Saturday, Sunday or holiday, then the final day shall be deemed to be the following day which is not a Saturday, Sunday or holiday.

     10.11 Binding Effect. This Agreement and all terms hereof shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, successors, personal and estate representatives, administrators and, to the extent permitted hereby, assigns. The parties recognize that this Agreement is a personal service contract, and, therefore, Employee may not assign any of her rights or obligations hereunder.

     10.12 Cumulative Rights and Remedies. All of the rights and remedies of Company are separate and cumulative and in addition to, not exclusive or in lieu of, any other rights and remedies available at law, in equity, under any other agreement between or among any or all of the parties hereto or otherwise (including, without limitation, corporate opportunities doctrine and other laws and principles for protection against defamation, unfair competition, interference with contractual or business relationships and for protection of confidential and proprietary information). Any and all rights and remedies of Company may be exercised one or more times, and no such exercise shall be deemed to be a waiver, exhaustion or relinquishment of the same or any other rights or remedies.

            IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.



                                    SYMPOSIUM CORPORATION


                                    By:
                                       ---------------------------


                                    --------------------------------
                                    ANDREW NELSON

                                    EXHIBIT A



(1)  Coordination of MOS, NSI and Symposium marketing activities.

(2) Management of relationships with Hot Socket or E-Revenue Partners to create magazine and club revenues through joint marketing activities.

(3) Development, coordination and monitoring corporate marketing strategy including the preparation of projections, marketing plans and timetables.

                                    EXHIBIT B

                  Symposium Employee Stock Option Plan



Eligibility

      Any person who is a director, officer, employee or consultant of the Company, or any of its subsidiaries (a "Participant"), is eligible to be considered for the grant of awards under the Option Plan.

Consideration

      The Common Stock underlying an award may be issued for any lawful consideration as determined by the Administrator, including, without limitation, a cash payment, services rendered, or the cancellation of indebtedness. An award may provide for a purchase price of the Common Stock at a value less than the fair market value of the Common Stock on the date of grant. In addition, an award may permit the recipient to pay the purchase price of the Common Stock or to pay such recipient's tax withholding obligation with respect to such issuance, in whole or in part, by delivering previously owned shares of capital stock of the Company or other property, or by reducing the number of shares of Common Stock otherwise issuable pursuant to such award.

Termination of Awards

      All options granted under the Option Plan expire ten years from the date of grant, or such shorter period as is determined by the Administrator. No option is exercisable by any person after such expiration. If an option expires, terminates or is canceled, the shares of Common Stock not purchased thereunder shall again be available for issuance under the Option Plan.

Amendment and Termination of the Option Plan

      The Administrator may amend the Option Plan at any time, may suspend it from time to time or may terminate it without approval of the shareholders; provided, however, that shareholder approval is required for any amendment which materially increases the number of shares for which awards may be granted, materially modifies the requirements of eligibility, or materially increases the benefits which may accrue to recipients of awards under the Option Plan. However, no such action by the Board of Directors or shareholders may unilaterally alter or impair any award previously granted under the Option Plan without the consent of the recipient of the award. In any event, the Option Plan shall terminate on December 31, 2007 unless sooner terminated by action of the Board of Directors.

Federal Income Tax Consequences for Stock Options

      The following is a general discussion of the principal tax considerations for both "incentive stock options" within the meaning of Section 422 of the Code ("Incentive Stock Options") and non-statutory stock options ("Non-statutory Stock Options"), and is based upon the tax laws and regulations of the United States existing as of the date hereof, all of which are subject to modification at any time. The Option Plan does not constitute a qualified retirement plan under Section 401(a) of the Code (which generally covers trusts forming part of a stock bonus, pension or profit-sharing plan funded by the employer and/or employee contributions which are designed to provide retirement benefits to participants under certain circumstances) and is not subject to the Employee Retirement Income Security Act of 1974 (the pension reform law which regulates most types of privately funded pension, profit sharing and other employee benefit plans).

Consequences to Employees:  Incentive Stock Options

      No income is recognized for federal income tax purposes by an optionee at the time an Incentive Stock Option is granted, and, except as discussed below, no income is recognized by an optionee upon his or her exercise of an Incentive Stock Option.

      If the optionee makes no disposition of the Common Stock received upon exercise within two years from the date such option was granted or one year from the date such option is exercised, the optionee will recognize mid-term or long-term capital gain or loss when he or she disposes of his or her Common Stock depending on the length of the holding period. Such gain or loss generally will be measured by the difference between the exercise price of the option and the amount received for the Common Stock at the time of disposition.

      If the optionee disposes of the Common Stock acquired upon exercise of an Incentive Stock Option within two years after being granted the option or within one year after acquiring the Common Stock, any amount realized from such disqualifying disposition will be taxable as ordinary income in the year of disposition to the extent that (i) the lesser of (a) the fair market value of the shares on the date the Incentive Stock Option was exercised or (b) the fair market value at the time of such disposition exceeds (ii) the Incentive Stock Option exercise price. Any amount realized upon disposition in excess of the fair market value of the shares on the date of exercise will be treated as long-term, mid-term or short-term capital gain, depending upon the length of time the shares have been held.

      The use of stock acquired through exercise of an Incentive Stock Option to exercise an Incentive Stock Option will constitute a disqualifying disposition if the applicable holding period requirement has not been satisfied.

      For alternative minimum tax purposes, the excess of the fair market value of the stock as of the date of exercise over the exercise price of the Incentive Stock Option is included in computing that year's alternative minimum taxable income. However, if the shares are disposed of in the same year, the maximum alternative minimum taxable income with respect to those shares is the gain on disposition. There is no alternative minimum taxable income from a disqualifying disposition in subsequent years.

Consequences to Employees:  Non-Statutory Stock Options

      No income is recognized by a holder of Non-statutory Stock Options at the time Non-statutory Stock Options are granted under the Option Plan. In general, at the time shares of Common Stock are issued to a holder pursuant to exercise of Non-statutory Stock Options, the holder will recognize ordinary income equal to the excess of the fair market value of the shares on the date of exercise over the exercise price.

      A holder will recognize gain or loss on the subsequent sale of Common Stock acquired upon exercise of Non-statutory Stock Options in an amount equal to the difference between the selling price and the tax basis of the Common Stock, which will include the price paid plus the amount included in the holder's income by reason of the exercise of the Non-statutory Stock Options. Provided the shares of Common Stock are held as a capital asset, any gain or loss resulting from a subsequent sale will be short-term, mid-term or long-term capital gain or loss depending upon the length of time the shares have been held.

Consequences to the Company:  Incentive Stock Options

      The Company will not be allowed a deduction for federal income tax purposes at the time of the grant or exercise of an Incentive Stock Option. There are also no federal income tax consequences to the Company as a result of the disposition of Common Stock acquired upon exercise of an Incentive Stock Option if the disposition is not a disqualifying disposition. At the time of a disqualifying disposition by an optionee, the Company will be entitled to a deduction for the amount received by the optionee to the extent that such amount is taxable to the optionee as ordinary income.

Consequences to the Company:  Non-Statutory Stock Options

      Generally, the Company will be entitled to a deduction for federal income tax purposes in the year and in the same amount as the optionee is considered to have realized ordinary income in connection with the exercise of Non-statutory Stock Options.

                                                                    Exhibit 10.2

                              EMPLOYMENT AGREEMENT


      EMPLOYMENT AGREEMENT dated May 7, 2001 by and between Cross Media Marketing Corporation, a Delaware corporation ("Employer") and Chester J. Borgida ("Executive").

I.    BACKGROUND

      Employer desires to employ Executive on the terms and subject to the conditions set forth in this Agreement, and Executive desires to be employed by Employer on such terms and subject to such conditions.

      NOW, THEREFORE, in consideration of the premises, the respective covenants and commitments of the parties hereto set forth in this Agreement and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:

      1. Definitions. As used in this Agreement, the following capitalized terms shall have the meanings respectively assigned to them below, which meanings shall be applicable equally to the singular and plural forms of the terms so defined.

      "Board of Directors" shall mean the then current members of the Board of Directors of Employer.

      "Business Day" shall mean any day during which Employer is open for business in New York City, other than any Saturday, Sunday or legal holiday.

      "Cause" means failure to cure within a reasonable period of time any willful misconduct or gross negligence in the performance by Executive of his duties under this Agreement which results in material injury to Employer, or the commission of any willful act which is materially inimical to the business or interests of the Employer. No act or failure to act on Executive's part shall be considered "willful" unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interests of the Employer. Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a notice of intent to terminate providing a reasonable period to cure together with a copy of a resolution, duly adopted by the Board of Directors at a meeting called and held for that purpose (after reasonable notice to Executive of the meeting and the particulars of the grounds for termination and an opportunity for him, together with his counsel, to be heard before the Board of Directors), finding that, in the good faith opinion of the Board of Directors based upon clear and convincing evidence, Executive was guilty of conduct constituting Cause for termination and specifying the particulars thereof in detail. Executive's attendance or non-attendance at any such meeting of the Board of Directors shall in no way prejudice Executive's rights hereunder or to submit such decision to judicial review.

      "Change of Control" shall be deemed to have occurred if as the result of any cash tender or exchange offer, merger or other business combination, sale of assets, sale of stock or other ownership interests, or contested election, or any combination of the foregoing transactions ("Transaction"), either (i) all or any substantial part of the assets or business of Employer and its Subsidiaries is transferred to any Person that is not a Subsidiary of Employer or (ii) the individuals who were directors of Employer before the Transaction shall cease to constitute a majority of the Board of Directors.

      "Code" means the Internal Revenue Code of 1986, as amended, and any successor thereto.

      "Commencement Date" means June 4, 2001.

      "Expenses" shall mean all expenses to be paid by Employer on behalf of Executive or for which Executive is entitled to be reimbursed under Section 5 herein (including without limitation Sections 5.4 and 5.6).

      "Options" shall mean stock options to purchase shares of Employer's common stock.

      "Person" means an individual, corporation, partnership, estate, limited liability company, association, cooperative, joint venture, trust, unincorporated organization, or a government or any agency, branch or political subdivision thereof.

      "Subsidiary" or "Subsidiaries" means any Person, 50% or more of the outstanding voting power of which shall at the time be owned by Employer or by one or more Subsidiaries, or any other Person, 50% or more of the equity of which shall at the time be owned by Employer or by one or more Subsidiaries.

      "Term" means the period from the Commencement Date through December 31, 2003.

      "Year" means Year 2001, 2002 or 2003.

      "Year 2001" means the seven months ending December 31, 2001.

      "Year 2002" means the twelve months ending December 31, 2002.

      "Year 2003" means the twelve months ending December 31, 2003.

      2. Employment. Employer offers and Executive accepts employment and agrees to perform services for Employer for the period and upon the other terms and subject to the conditions set forth in this Agreement.

      3. Employment Term. Unless terminated at an earlier date in accordance with Section 8 below, the initial term of Executive's employment hereunder shall commence on the Commencement Date and shall continue until December 31, 2003. If Employer chooses not to extend this Agreement beyond December 31, 2003, Employer shall pay Executive a severance payment of $325,000, to be paid in 12 equal monthly installments beginning on January 1, 2004.

      4.    Position and Duties; Representations and Warranties.

            4.1 Service With Employer. Executive shall be Employer's Senior Vice President and Chief Financial Officer. During the term of this Agreement, Executive agrees to perform all duties consistent with such position and to report to the President of Employer. Executive shall have the powers, duties and responsibilities consistent with his position, including without limitation those set forth on Exhibit A hereto. If Executive is elected to serve as a director of Employer or of one or more subsidiaries of Employer, Executive shall serve in such capacities but shall not be entitled to any additional compensation for such service.

            4.2 Performance of Duties. Executive agrees to serve Employer faithfully and to the best of his ability and to devote his full time, attention and best efforts to the business and affairs of Employer during the term of this Agreement. Executive hereby confirms that he is under no contractual commitments inconsistent with his obligations set forth in this Agreement, and that during the term of this Agreement, he will not render or perform services for any other Person which are inconsistent with the provisions of this Agreement.

            4.3 Representations and Warranties of Executive. Executive represents and warrants to Employer that, as of the date hereof and throughout the term of this Agreement:

            (a) Executive is not and will not in any way whatsoever be contractually restricted or prohibited from entering into this Agreement and performing the services and obligations herein contained; and

            (b) Executive's execution of this Agreement and his performance of the services and obligations herein contained, do not and will not constitute a default or an event that, with or without notice or lapse of time or both, would be a default, breach or violation of any agreement, contract, instrument or arrangement to which Executive is a party or by which Executive is bound.

            4.4 Representations and Warranties of Employer. Employer represents and warrants to Executive that, as of the date hereof and throughout the term of this Agreement:

            (a) It is not and will not in any way whatsoever be contractually restricted or prohibited from entering into this Agreement and performing its obligations herein contained; and

            (b) Its execution of this Agreement, and its performance of its obligations herein contained, do not and will not constitute a default or an event that, with or without notice or lapse of time or both, would be a default, breach or violation of any agreement, contract, instrument or arrangement to which it is a party or by which it is bound.

                  4.5 Location. Executive shall be based at Employer's principal executive offices, which offices shall never be more than 50 miles from New York City, New York.

      5.    Compensation and Benefits.

     5.1 Base Salary. Executive shall be entitled to a minimum annual base salary ("Salary") of (i) $280,000 during Year 2001 and (ii) $300,000 during Years 2002 and 2003. The Salary shall be paid in accordance with Employer's normal payment schedule for executive employees. The Salary shall be pro-rated for any Year which is less than twelve months.

     5.2 Bonuses. (a) On or after the Commencement Date when Executive reports for work hereunder, Executive shall be entitled to receive a bonus of $37,500, to be paid as designated by Executive.

     (b) In each Year Executive shall be entitled to quarterly bonuses of a minimum of $18,750 and a maximum of $75,000. The actual amounts of the quarterly bonuses in Year 2001 (which will only be payable with respect to the last two fiscal quarters of such Year) will be based upon the Employer' s EBITDA results and applicable bonus amounts for each quarter as set forth on Exhibit B hereto, and in Years 2002 and 2003 will be based upon Employer's achieving the applicable quarterly performance goals set by the Board of Directors from time to time during each of such Years. All minimum quarterly bonuses shall be paid on the last day of each fiscal quarter during each Year and any additional quarterly bonuses shall be paid by Employer to Executive quarterly in arrears within five (5) days after Employer's filing of the SEC Form 10Q quarterly and SEC Form 10K annual periodic reports for each of such Years.

     (c)  Executive may be entitled to an annual bonus for each Year as follows:
Executive's annual bonus for Year 2001 shall be a minimum of $12,500, to be increased to $25,000 if Employer's consolidated revenues during its year ending December 31, 2001 are at least $100 million; Executive's annual bonus for Years 2002 and 2003 shall be up to $50,000, the actual amount to depend upon Employer's achieving the annual performance goals set by the Board of Directors from time to time during each of such Years. All annual bonuses will be paid by Employer to Executive within five (5) days after the Employer's filing of its SEC 10-K annual report required to be filed for each of such Years.

     5.3 Other Benefits. Executive shall have the right to participate in all Employer benefit plans which may be in effect for executive employees from time to time, including, without limitation, group health and dental insurance, group life insurance, disability insurance, and retirement,

401(K) profit sharing and pension plans in accordance with the terms and conditions thereof. If Employer does not have and maintain a long-term disability insurance program satisfactory to Executive, Employer shall pay or reimburse Executive for the annual premiums (not to exceed $5,000 per Year) on a disability income insurance policy owned by and covering Executive.

     5.4 Expenses. Employer shall pay or reimburse Executive for all reasonable and necessary out-of-pocket expenses incurred by Executive in the performance of his duties under this Agreement, subject to the presentment by Executive of appropriate vouchers in accordance with Employer's normal policies for expense verification.

     5.5 Vacation. Executive shall be entitled to three weeks vacation each Year during the term of this Agreement beginning with Year 2002. Any vacation taken by Executive shall be taken at such time as is reasonably convenient in relationship to the needs of the business of Employer. Vacation time shall not accrue beyond the Year in question; provided, however, that any vacation time not taken during any Year due to constraints imposed by Employer's business requirements shall accrue beyond the Year in question.

     5.6 Automobile. Executive shall be reimbursed for 80% of his monthly automobile lease or purchase payments and other expenses incidental to the operation of such automobile, subject to a maximum reimbursement of $1,500 per month (which maximum amount will increase by 5% on each May 1 after the
Commencement   Date)  and  to  his  presentment  of  appropriate   vouchers  and
documentation in accordance with Employer's normal policies for expense and business use verification.

     5.7 Life Insurance. Employer shall provide Executive with additional term life insurance coverage of $1,000,000, provided Executive can pass a standard physical. Such coverage shall be provided by the same insurer as provides the coverage under Employer's group life insurance plan, or another carrier acceptable to Executive.

     5.8 Stock Options. On the Commencement Date, Employer will grant to Executive the stock options described in Exhibit C hereto.

      6.    Restrictive Covenants.

     6.1 Certain Definitions. For purposes of this Section 6, the following terms shall have the following meanings:

      "Competitive Activity" means any activity conducted in the Restricted Area which competes with any substantial aspect or part of Employer's business, whether as a proprietor, partner, shareholder, owner, member, employer, employee, independent contractor, venturer or otherwise.

      "Competitor" means any Person, other than Employer, which at any time during the Restriction Period engages in any Competitive Activity.

      "Confidential Information" means all information of or relating to Employer, its business or practice, which is not generally known or available to the public (whether or not in written or tangible form) including, without limitation, customer lists, supplier lists, processes, know-how, trade secrets, pricing policies and other confidential business information.

      "Confidential Materials" means any and all documents, records, reports, lists, notes, plans, materials, programs, software, disks, diskettes, recordings, manuals, correspondence, memoranda, magnetic media or any other tangible media (including, without limitation, copies or reproductions of any of the foregoing) in which any Confidential Information may be contained.

      "Employer" means Employer and its Subsidiaries, whether now or in the future.

      "Person" means an individual, proprietorship, partnership, joint venture, corporation, limited liability company, association, trust, estate, unincorporated organization, a government or any branch, subdivision, department or agency thereof, or any other entity.

      "Personnel" means any and all employees, contractors, agents, vendors, suppliers, consultants or other Persons rendering or providing goods or services to Employer for compensation in any form, whether employed by or independent of Employer.

      "Restricted Area" means the United States, Canada, and their respective territories and possessions, except that the Restricted Area shall be worldwide with respect to any Competitive Activity involving the Internet, the World Wide Web, telemarketing, telephony or other electronic or similar media.

      "Restriction Period" means the period of time, commencing on the date hereof and expiring two (2) years after the termination of Employee's employment with Employer pursuant to this Agreement, voluntarily or involuntarily, for any reason whatsoever, subject to extension pursuant to Section 6.6 below.

     6.2 Confidentiality.

     (a) Confidential Information. Subject to Section 6.2(c):


             (1) Duty to Maintain Confidentiality. Employee shall maintain in strict confidence and duly safeguard to the best of his ability any and all Confidential Information.

             (2) Covenant Not to Disclose, Use or Exploit. Employee shall not, directly or indirectly, disclose, divulge or otherwise communicate to anyone or use or otherwise exploit for the benefit of anyone, other than Employer, any Confidential Information.

             (3) Confidential Materials. All Confidential Information and Confidential Materials are and shall remain the exclusive property of Employer and no Confidential Materials may be copied or otherwise reproduced, removed from the premises of Employer or entrusted to any Person (other than Employer or the Personnel entitled to such materials) without prior written permission from Employer.

            (b) Survival of Covenants. Notwithstanding anything herein to the contrary, the covenants set forth in this Section 6.2 shall survive the termination of this Agreement and any other agreement among any or all of the parties hereto (regardless of the reason for such termination), unless terminated by a written instrument that expressly terminates by specific reference the covenants set forth in this Section 6.2.

            (c) Permitted Activities. If Employee receives a request or demand for Confidential Information (whether pursuant to a discovery request, subpoena or otherwise), Employee shall immediately give Employer written notice thereof and shall exert his best efforts to resist disclosure, including, without limitation, by fully cooperating and assisting Employer in whatever efforts it may make to resist or limit disclosure or to obtain a protective order or other appropriate remedy to limit or prohibit further disclosure or use of such Confidential Information. If Employee complies with the preceding sentence but nonetheless becomes legally compelled to disclose Confidential Information, Employee shall disclose only that portion of the Confidential Information that he is legally compelled to disclose.

            6.3 Covenant not to Compete. During the Restriction Period, Employee shall not, directly or indirectly, whether as a sole practitioner, owner, partner, shareholder, investor, employee, employer, venturer, independent contractor, consultant or other participant, (i) own, manage, invest in or acquire any economic stake or interest in any Person involved in a Competitive Activity, (ii) derive economic benefit from or with respect to any Competitive Activity or (iii) otherwise engage or participate in any manner whatsoever in any Competitive Activity; provided, however, this Section 6.3 shall not restrict Employee from owning less than 2% of the publicly traded debt or equity securities issued by a corporation or other entity or from having any other passive investment that creates no conflict of loyalty or interest with any duty owed to Employer. Employee shall be deemed to have derived economic benefit in violation of this Section 6.3 if, among other things, any of his compensation or income is in any way related to any Competitive Activity conducted by any Person. Further, during the Restriction Period Employee shall not directly or indirectly advance, cooperate in or help or aid any Competitor in the conduct of any Competitive Activity.

     6.4 Covenant not to Interfere. During the Restriction Period, Employee shall not, directly or indirectly, recruit, solicit or otherwise induce or influence any Personnel of Employer to discontinue, reduce the extent of, discourage the development of or otherwise harm such Personnel's relationship or commitment to Employer. Conduct prohibited under this Section 6.4 shall include, without limitation, employing, seeking to employ or causing, aiding, inducing or influencing a Competitor to employ or seek to employ any Personnel of Employer.

     6.5 Equitable Relief. Each of the parties acknowledges that the provisions and restrictions of this Section 6 are reasonable and necessary for the protection of the legitimate interests of Employer. Each of the parties further acknowledges that the provisions and restrictions of this Section 6 are unique and that any breach or threatened breach of any of such provisions or restrictions will provide Employer with no adequate remedy at law, and the result will be irreparable harm to Employer. Therefore, the parties hereto agree that upon a breach or threatened breach of the provisions or restrictions of this Section 6, Employer shall be entitled, in addition to any other rights and remedies which may be available to it, to institute and maintain proceedings at law or in equity, to recover damages, to obtain an equitable accounting of all earnings, profits or other benefits resulting from such breach or threatened breach and to obtain specific performance or a temporary and permanent injunction.

     6.6 Full Restriction Period. If Employee violates any restrictive covenant contained herein and Employer institutes action for equitable relief, Employer, as a result of the time involved in obtaining such relief, shall not be deprived of the benefit of the full Restriction Period. Accordingly, the Restriction Period shall be deemed to have the duration specified in Section 6.1, computed from and commencing on the date on which relief is granted by a final order from which there is no appeal, but reduced, if applicable, by the length of time between the date the Restriction Period commenced and the date of the first violation of any restrictive covenant by Employee.

     6.7 Equitable Accounting. Employer shall have the right to demand and receive equitable accounting with respect to any consideration received by Employee in connection with activities in breach of the restrictive covenants herein, and Employer shall be entitled to payment from Employee of such consideration on demand.

     6.8 Prior Breaches. Neither the expiration of the Restriction Period nor the termination of the status of any Customer or Personnel as such (whether or not due to a breach hereof by Employee) shall preclude, limit or otherwise affect the rights and remedies of Employer against Employee based upon any breach hereof during the Restriction Period or before such status of Customer or Personnel terminated.

     6.9 Noncircumvention of Covenants. Employee acknowledges and agrees that, for purposes of this Agreement, an action shall be considered to have been taken by Employee "indirectly" if taken by or through (a) any member of his family (whether a close or distant relation by blood, marriage or adoption), (b) any Person owned or controlled, solely or with others, directly or "indirectly" by Employee or a member of his family, (c) any Person of which he is an owner, partner, employer, employee, trustee, independent contractor or agent, (d) any employees, partners, owners or independent contractors of any such Person or (e) any other one or more representatives or intermediaries, it being the intention of the parties that Employee shall not directly or indirectly circumvent any restrictive covenant contained herein or the intent thereof.

     6.10 Notice of Restrictions. During the Restriction Period, Employee shall notify each prospective employer, partner or co-venturer of the restrictions contained in this Agreement. Employer is hereby authorized to contact any of such Persons for the purpose of providing notice of such restrictions.

            6.11 Reduction of Restrictions by Court Action. Each of the provisions hereof including, without limitation, the periods of time, geographic areas and types and scopes of duties of, and restrictions on the activities of, the parties hereto specified herein are and are intended to be divisible, and if any portion thereof (including any sentence, clause or word) shall be held contrary to law or invalid or unenforceable in any respect in any jurisdiction, or as to one or more periods of time, areas or business activities or any part thereof, the remaining provisions shall not be affected but shall remain in full force and effect, and any such invalid or unenforceable provision shall be deemed, without further action on the part of any party hereto or other Person, modified and amended to the minimum extent necessary to render the same valid and enforceable in such jurisdiction.

            6.12 Fairness of Restrictions. Employee acknowledges and agrees that
(a) compliance with the restrictive covenants set forth herein would not prevent him from earning a living that involves his training and skills without relocating, but only from engaging in unfair competition with, misappropriating a corporate opportunity of, or otherwise unfairly harming Employer and (b) the restrictive covenants set forth herein are intended to provide a minimum level of protection necessary to protect the legitimate interests of Employer. In addition, the parties acknowledge that nothing herein is intended to or shall, limit, replace or otherwise affect any other rights or remedies at law or in equity for protection against unfair competition with, misappropriation of corporate opportunities of, disclosure of confidential and proprietary information of, or defamation of Employer, or for protection of any other rights or interest of Employer.

      7.    Indemnification.

            7.1   Generally.

            (a) Employer shall indemnify and hold harmless Executive to the fullest extent lawful from and against, and Executive shall have no liability to the Employer or its owners, parents, creditors (past, present or future) or security holders for, any and all Losses, Expenses and Claims related to or arising out of an Indemnifiable Event, except that no indemnification shall be made in respect of any Claims, Losses or Expenses arising out of an otherwise Indemnifiable Event as to which Executive's actions or conduct shall have finally been adjudicated to constitute gross negligence or willful misconduct. The terms "Expenses", "Claims", "Losses" and "Indemnifiable Event" shall have the meanings given them in Section 7.7 below.

            (b) Employer shall not settle any pending or threatened Claim related to or arising out of an Indemnifiable Event (whether or not Executive is a party to such Claim) unless such settlement includes a provision unconditionally releasing Executive from and holding Executive harmless from and against any and all Losses and Expenses in respect of all Claims by any Person related to or arising out of such Indemnifiable Event.

            (c) Employer shall promptly advance to Executive all Expenses as they are incurred by Executive in connection with investigating, preparing or defending, or providing evidence in, any pending or threatened Claim in respect of which indemnification may be sought hereunder (whether or not Executive is a party to such Claim) or in enforcing this Agreement. If Executive makes a claim hereunder for payment (or advancement) of Expenses, such Expenses shall be paid (or advanced) promptly even if Employer reserves the right to obtain a refund thereof to the extent that such Expenses were incurred in connection with a Loss, Expense or Claim as to which there is a final judicial determination that Executive is not entitled to indemnification pursuant to this Agreement.

            7.2 Indemnification for Additional Expenses. Employer shall indemnify Executive against and reimburse for and advance to Executive any and all Expenses that are incurred by Executive in connection with any Claim asserted against or action brought by Executive for (a) indemnification of Expenses by Employer under this Agreement or any other agreement or provision of Employer's Certificate of Incorporation or By-laws now or hereafter in effect relating to Claims for Indemnifiable Events or (b) recovery under any directors' and officers' liability insurance policies.

            7.3 Partial Indemnity. If Executive is entitled to indemnification for a portion (but not all) of the Expenses and Losses relating to a Claim, Employer shall indemnify Executive for such portion. To the extent Executive has been successful (in whole or in part) on the merits or otherwise in defense of any Claim relating to an Indemnifiable Event or in defense of any issue or matter therein, Executive shall be indemnified against all Expenses incurred in connection therewith.

            7.4 No Presumption. The termination of any Claim by judgment, order, settlement, conviction or upon a plea of nolo contendere, or its equivalent, shall not, of itself, create a presumption that Executive is not entitled to indemnification hereunder.

            7.5 Non-exclusivity. The rights of Executive hereunder shall be in addition to any and all other rights Executive may have under Employer's By-laws or Certificate of Incorporation, any vote by Employer's shareholders or disinterested directors, or applicable law. Subject to the provisions of Section 7.1(a) hereof, to the extent that a change in applicable law permits or provides greater indemnification than is afforded under Employer's By-laws or Certificate of Incorporation and this Agreement, Executive shall enjoy by this Agreement the greater benefits so afforded by that change.

            7.6 Liability Insurance. If and to the extent that Employer from time to time maintains an insurance policy or policies providing directors' and officers' liability insurance (a "D&O Policy"), Executive shall be covered by such policy or policies, in accordance with its or their terms, to the maximum extent of the coverage available under such policy or policies for any officer or director of Employer. If Employer fails or is unable to obtain or maintain a D&O Policy providing at least $5 Million of aggregate coverage, Executive shall have the right to terminate his employment hereunder, and the provisions of
Section 8.2(d) (and not 8.2(b)) shall apply to such termination.

            7.7         Defined Terms.

            (a) "Claims": any threatened, asserted, pending or completed action (including shareholder actions), suit or proceeding, whether civil, criminal, administrative or investigative, or any inquiry or investigation (including discovery), whether conducted by Employer or any other Person, that might lead or is threatened to lead to the institution of any such action, suit or proceeding.

            (b) "Expenses": all costs, expenses (including attorneys', advisors' and expert witnesses' fees and expenses) and obligations paid or incurred in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, be a witness in or participate in any Claim.

            (c) "Indemnifiable Event": any omission, event or occurrence related to or in any way connected with or arising out of the fact that Executive is or was a director, officer, employee, agent or fiduciary of Employer, or is or was serving at the request of Employer as a director, officer, employee, trustee, agent or fiduciary of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise, or by reason of anything done or not done by Executive in any such capacity. For purposes of this Agreement, Employer agrees that Executive's service on behalf of or with respect to any parent, subsidiary or affiliate of Employer shall be deemed to be at the request of Employer.

            (d) "Losses": any judgments, liabilities, debts, excise taxes, fines, penalties and amounts paid or required to be paid in settlement.

      8.    Termination.

            8.1 Bases for Termination. The employment relationship created under this Agreement between Employer and Executive shall terminate prior to the expiration of the initial term of this Agreement or any extension thereof only upon the occurrence of any one of the following events (provided, however, that the giving of notice provided for below shall not create a presumption that the event has in fact occurred):

            (a)   The death of Executive;

            (b) Executive shall become Permanently Disabled (for purposes of this subsection (b), "Permanently Disabled" shall have the meaning as set forth in Section 8.5 hereof);

            (c) Immediately upon delivery to Executive by Employer of written notice of termination for Cause;

            (d) Thirty (30) days after delivery to Employer by Executive of written notice of Executive's voluntary and unilateral termination of this Agreement;

            (e) Immediately upon delivery to Employer by Executive of written notice of termination for breach of this Agreement by Employer, which notice shall specify such alleged breach and may be given (i) 20 days after Employer has failed to make any payment to Executive hereunder when due, provided the payment has not been made within such 20 day period, (ii) after Employer has failed to perform or has otherwise breached any non-monetary provision of this Agreement, which failure or breach is not capable of being cured within 30 days or (iii) after Employer has failed to perform or otherwise breached any nonmonetary provision of this Agreement, which failure or breach is capable of being cured within 30 days and which failure or breach has not been cured within 30 days after notice of such failure or breach is given by Executive to Employer. Employer's breach of this Agreement shall include (but shall not be limited to) the following: (i) Employer's attempted assignment to Executive of any duties inconsistent with his status of Senior Vice President and Chief Financial Officer of Employer or attempted adverse alteration in the nature or status of Executive's responsibilities from those in effect upon commencement of his employment hereunder; (ii) Employer's attempted reduction in Executive's Salary or Bonus; (iii) the relocation of Employer's principal executive offices to a location more than 50 miles from the location of such offices upon commencement of his employment hereunder; (iv) Employer's requiring Executive to be based anywhere other than Employer's principal executive offices; (v) the failure by Employer to continue in effect any compensation plan in which Executive is participating which is material to Executive's total compensation;
(vi) the failure by Employer to continue to provide Executive with benefits substantially identical to those provided to Executive under this Agreement; or
(vii) the failure by Employer to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement; or

            (f) Immediately upon delivery to Employer by Executive of written notice of termination after the occurrence of a Change of Control.

            (g) Immediately upon delivery to Executive by Employer of written notice of termination without Cause.

Notwithstanding any termination of employment, Executive, in consideration of his employment hereunder to the date of such termination and the payment by Employer of the compensation payable hereunder, agrees to remain bound by the provisions of Sections 6 and 8.3 hereof for the periods (except that if termination is pursuant to clauses (e) or (g) above, the periods under Sections
6.3 and 6.4 shall be limited to the remainder of the Term), geographic area and scope specified therein, and Employer, in consideration of its receipt of Executive's services hereunder to the date of such termination, agrees to remain bound by the provisions of Section 8.2 hereof.

            8.2    Effect of Termination.

            (a) If Executive's employment is terminated pursuant to clauses (a) or (b) of Section 8.1 hereof, Executive shall be entitled to receive his Salary pro-rated through the effective date of such termination (which shall be the date of death or the date Executive becomes Permanently Disabled), which pro-rated Salary shall be paid to Executive within 15 days of such effective date, and any Bonus payable for the Year during which such termination occurred pro-rated through the effective date of such termination, which pro-rated Bonus shall be paid on the next scheduled bonus payment date. Executive shall also be entitled to reimbursement for all Expenses incurred by Executive prior to such effective date, to the extent that such expenses have not been previously reimbursed by Employer, which Expenses shall be paid to Executive within 15 days after Executive submits to Employer appropriate documentation as required hereunder.

            (b) If Executive's employment is terminated pursuant to clauses (c) or (d) of Section 8.1 hereof, Executive shall be entitled to receive his Salary pro-rated through the effective date of such termination, which pro-rated Salary shall be paid to Executive within 15 days of such effective date. Executive shall also be entitled to reimbursement for Expenses incurred by Executive prior to such effective date, to the extent that such expenses have not been previously reimbursed by Employer), which Expenses shall be paid to Executive within 15 days after Executive submits to Employer appropriate documentation as required hereunder.

            (c) If Executive's employment is terminated pursuant to clauses (e) or (g) of Section 8.1 hereof, (i) Employer shall (x) continue to pay to Executive his Salary in effect as of the date immediately prior to the effective date of such termination, and shall continue to provide all payments and benefits contemplated by Section 5 hereof for the remainder of the Term, and (y) reimburse Executive for all Expenses incurred prior to such effective date, to the extent that such Expenses have not been previously reimbursed by Employer, which Expenses shall be paid to Executive within 15 days after Executive submits to Employer appropriate documentation as required hereunder, (ii) all unvested Options shall immediately become fully vested and exercisable and (iii) Executive shall be entitled to receive all guaranteed Bonuses payable for the remaining Years, and (iv) Executive shall have all other rights and remedies available to him at law or in equity arising out of Employer's breach.

            (d) If Executive's employment is terminated pursuant to clause (f) of Section 8.1 hereof, (i) Employer shall pay to Executive all payments required under clause (a) of this Section 8.2, (ii) Employer shall also pay to Executive, within 30 days of such termination, a severance payment of $200,000 and (iii) all unvested Options shall immediately become fully vested and exercisable.

            8.3 Surrender of Records and Property. Upon termination of his employment with Employer, Executive shall promptly deliver to Employer all records, manuals, books, blank forms, documents, letters, memoranda, notes, notebooks, reports, data, tables, calculations and copies thereof, which are the property of Employer or which relate in any way to the business, products, practices or techniques of Employer, and all other property, trade secrets and confidential information of Employer, including, without limitation, all documents which in whole or in part contain any trade secrets or confidential information of Employer, which in any of these cases are in his possession or under his control.

            8.4 No Mitigation. Executive shall not be required to mitigate damages or the amount of any payment provided for under this Agreement by seeking other employment or otherwise, nor shall the amount of any payment provided for under this Agreement be reduced by any compensation earned by Executive as a result of employment by another employer, or otherwise.

            8.5 Permanently Disabled. For purposes of Section 8.1(b) hereof, Executive shall be "Permanently Disabled" when Executive is unable to continue his normal duties of employment, by reason of a medically determined physical or mental impairment, for a continuous period of nineteen (19) consecutive weeks or for any twenty-six (26) weeks within a fifty-two (52) week period (or such longer period, not to exceed thirty-eight (38) weeks, if Executive's, disability insurance policy requires a benefit waiting period longer than such six month period).

      9.   Miscellaneous.

            9.1 Governing Law. THIS AGREEMENT SHALL BE DEEMED TO BE A CONTRACT MADE UNDER THE LAWS OF DELAWARE AND FOR ALL PURPOSES SHALL BE CONSTRUED IN ACCORDANCE WITH THE LAWS OF SAID STATE APPLICABLE TO CONTRACTS MADE AND TO BE PERFORMED WITHIN SAID STATE.

            9.2 Entire Agreement. This Agreement (together with the exhibits attached hereto, which hereby are incorporated by reference) contains the entire agreement of the parties hereto relating to the employment of Executive by Employer and the other matters discussed herein and supersedes all prior agreements and understandings with respect to such subject matter, and the parties hereto have made no agreements, representations or warranties relating to the subject matter of this Agreement which are not set forth herein.

            9.3 Withholding Taxes. Employer may withhold from any compensation or other benefits payable under this Agreement all federal, state, city or other taxes as shall be required pursuant to any law or governmental regulation or ruling.

            9.4 Supplements and Amendments. This Agreement may be supplemented or amended only upon the written consent of each of the parties hereto.

            9.5 Assignment. Except as expressly provided below, this Agreement shall not be assignable, in whole or in part, by either party without the prior written consent of the other party. Employer may, without the prior written consent of Executive, assign its rights and obligations under this Agreement to any other corporation, firm or other business entity with or into which Employer may merge or consolidate, or to which Employer may sell or transfer all or substantially all of its assets, or of which 50% or more of the equity investment and of the voting control is owned, directly or indirectly, by, or is under common ownership with, Employer; provided, however, that such assignment may be made without Executive's prior written consent only if (a) such assignment has a valid business purpose and is not for the purpose of avoiding Employer's obligations hereunder or Executive's realization of the benefits of this Agreement and (b) the assignee expressly assumes in writing all obligations and liabilities to Executive hereunder. Employer will cause any purchaser of all or substantially all of the assets of Employer, by agreement in form and substance reasonably satisfactory to Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that Employer would be required to perform it if no such purchase had taken place. This Agreement shall be binding upon and inure to the benefit of Employer and their respective successors and permitted assigns. This Agreement and all rights of Executive hereunder shall inure to the benefit of and be enforceable by Executive's heirs, personal or legal representatives and beneficiaries. If this Agreement is terminated pursuant to clause (a) of Section 8.1 hereof, all amounts payable pursuant to clause (a) of Section 8.2 hereof shall be paid to Executive's designated beneficiaries or, if no such beneficiaries have been designated, to Executive's estate.

            9.6 No Waiver. No term or condition of this Agreement shall be deemed to have been waived, nor shall there be any estoppel to enforce any provisions of this Agreement, except by a statement in writing signed by the party against whom enforcement of the waiver or estoppel is sought. Any written waiver shall not be deemed a continuing waiver unless specifically stated, shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

            9.7 Severability. The provisions of this Agreement are severable, and if any one or more provisions may be determined to be judicially unenforceable and/or invalid by a court of competent jurisdiction, in whole or in part, the remaining provisions shall nevertheless be binding, enforceable and in full force and effect.

            9.8 Titles and Headings. The titles and headings of the various Sections of this Agreement are intended solely for convenience of reference and not intended for any purpose whatsoever to explain, modify or place any construction upon any of the provisions hereof.

            9.9 Attorneys' Fees. In the event that any party hereto brings suit against the other party, based upon or arising out of a breach or violation of this Agreement, each party hereto agrees that the party who is successful on the merits, upon final adjudication from which no further appeal can be taken or is taken within the time allowed by law, shall be entitled to recover his or its reasonable attorneys, fees and expenses from the party which is not successful.

            9.10 Injunctive Relief. Executive agrees that it would be difficult to compensate Employer fully for damages for any violation of the provisions of Sections 6 and 8.3 hereof. Accordingly, Executive specifically agrees that Employer shall be entitled to temporary and permanent injunctive relief to enforce such provisions of this Agreement. This provision with respect to injunctive relief shall not, however, diminish the right of Employer to claim and recover damages in addition to injunctive relief.

            9.11 Notices. For the purpose of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when hand delivered (which shall include personal delivery and delivery by courier, messenger or overnight delivery service) or mailed by certified mail, return receipt requested, postage prepaid, addressed as follows:

                  If to Executive:  Mr. Chester J. Borgida
                                    P.O. Box 216
                                    Sagaponack, NY  11962

                  If to Employer:   Cross Media Marketing Corporation
                                    461 Fifth Avenue - 19th Floor
                                    New York City, NY  10017

                                    Attn: Richard Kaufman, President

or to such other address of which either party gives notice to the other party in accordance herewith, except that notices of change of address shall be effective only upon receipt.

            9.12 Counterparts. This Agreement may be executed in any number of counterparts and each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument.

                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed, as of the day and year first above written.



                              CROSS MEDIA MARKETING CORPORATION


                              By:_________________________________


WITNESS:


__________________                ________________________________
                                        CHESTER J. BORGIDA

                                    EXHIBIT A


(1) Preparation of all financial reports to the Board of Directors, Employer's shareholders, the public and the Securities and Exchange Commission.

(2) Management of all of the financial aspects of Employer's business, including financial management of all Subsidiaries (including Media Outsourcing, Inc.)

(3) Development, coordination and monitoring of corporate projections and budgets.

(4) Management of Employer's relationships with lenders, banks and the American Stock Exchange, and other financial relationships.

                               EXHIBIT B

                  ------------------------------------
                      Quarterly      Quarterly Bonus
                    EBITDA (,000)
                  ------------------------------------
                  0 to 1,999          $18,750(1)

                  2,000 to 2,999       25,000

                  3,000 to 5,999       34,000

                  Over 6,000           43,750
                  ------------------------------------


             (1)        Guaranteed

             (2) EBITDA calculation to be done on a consolidated basis and to exclude any charges associated with (i) changes to Employer's capital structure, (ii) bonuses payable to Executive and to Employer's Chairman and its President, or (iii) dividends paid or payable to preferred or common shareholders.

                                    EXHIBIT C


      On the Commencement Date, Executive will be granted Options to purchase 400,000 shares of Employer's common stock at a price equal to the closing price of such shares (AMEX-XMM) on the date hereof. The Options will vest quarterly over a three year period.