Form 10QSB
period 2001-09-30
CROSS MEDIA MARKETING CORP
filed 2001-11-14
CIK 1069201

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------
                                  FORM 10-QSB
      [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934.

      [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934.

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                         COMMISSION FILE NUMBER 0-25435

                             ---------------------
                       CROSS MEDIA MARKETING CORPORATION
       (Exact name of small business issuer as specified in its charter)

                   DELAWARE                                      13-4042921
           (State of Incorporation)                       (I.R.S. Employer ID No.)

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

     The number of shares outstanding of each of the Registrant's classes of common equity, as of November 14, 2001, is as follows:

       CLASS OF SECURITIES       SHARES OUTSTANDING
       -------------------       ------------------
  Common Stock, $.001 par value    12,211,754

Transitional Small Business Disclosure Format (check one):   Yes [ ]     No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CROSS MEDIA MARKETING CORPORATION

                                  FORM 10-QSB
                               SEPTEMBER 30, 2001

                                C O N T E N T S

PART I.  FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
Item 1.   Financial Statements
  Condensed Consolidated Balance Sheet September 30, 2001
     (unaudited)......................................................  F-1
  Condensed Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2001 and
     September 30, 2000...............................................  F-2
  Condensed Consolidated Statements of Stockholders' Equity
     (unaudited) for the nine months ended September 30, 2001.........  F-4
  Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2001 and September 30, 2000......  F-5
  Notes to Consolidated Financial Statements(unaudited)...............  F-6
Item 2.   Management's Discussion and Analysis or Plan of Operation...    1

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   16
Item 2.   Change in Securities and Use of Proceeds....................   16
Item 3.   Defaults Upon Senior Securities.............................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   18
Item 5.   Other Information...........................................   18
Item 6.   Exhibits and Reports on Form 8-K............................   18

SIGNATURES

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001

                                                               (UNAUDITED)
                                                              (IN THOUSANDS)
ASSETS:
Current assets
  Cash and cash equivalents.................................     $  1,600
  Accounts receivable, net of reserve of $24,819............       36,375
  Other receivables.........................................        4,632
  Prepaid expenses..........................................        2,166
  Deferred expenses.........................................        2,267
                                                                 --------
          Total current assets..............................       47,040
                                                                 --------
  Property and equipment, net...............................        3,522
  Deferred financing costs..................................          591
  Goodwill..................................................        7,694
  Other assets..............................................          344
                                                                 --------
                                                                 $ 59,191
                                                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities Current liabilities
  Revolving credit facility.................................     $ 17,648
  Accounts payable and accrued expenses.....................        6,037
  Amounts due to publishers -- current......................        4,209
  Deferred revenue..........................................        2,361
                                                                 --------
          Total Current liabilities.........................       30,255
Long term liabilities
  Amounts due to publishers -- non-current..................        4,875
  Capital lease obligations -- non-current..................          865

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $5,063 liquidation value;
     authorized 10,000 shares; 51 outstanding...............        3,304
  Common stock, par value $.001 per share; authorized 40,000
     shares; 7,427 issued and 7,306 outstanding.............            7
  Additional paid in capital................................       71,723
  Treasury stock, 120 shares................................         (600)
  Note receivable -- common stock...........................         (698)
  Accumulated deficit.......................................      (50,540)
                                                                 --------
          Total stockholders' equity........................       23,196
                                                                 --------
                                                                 $ 59,191
                                                                 ========

         The accompanying notes are an integral part of this statement.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE THREE
                                                                MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                                 (UNAUDITED)
                                                               (IN THOUSANDS,
                                                              EXCEPT PER SHARE
                                                                    DATA)
Revenues, net...............................................  $25,910   $15,152
Direct costs and expenses
  Commission expense........................................   10,590     8,731
  Other direct costs........................................    7,202     2,622
                                                              -------   -------
                                                               17,792    11,353
     Gross profit...........................................    8,118     3,799
General and administrative expenses.........................    4,559     3,058
                                                              -------   -------
Income (loss) from operations...............................    3,559       741
Interest expense............................................      514       842
                                                              -------   -------
Income (loss) before income taxes...........................    3,045      (101)
Provision for income taxes..................................      607        93
                                                              -------   -------
Net income (loss)...........................................    2,438      (194)
Preferred dividends.........................................      129     4,866
                                                              -------   -------
Net income (loss) to common stockholders....................  $ 2,309   $(5,060)
                                                              =======   =======
Income (loss) per share applicable to common stockholders
  Basic.....................................................  $  0.32   $ (0.92)
                                                              =======   =======
  Diluted...................................................  $  0.26   $ (0.92)
                                                              =======   =======
Weighted -- average shares of common stock outstanding
  Basic.....................................................    7,225     5,488
                                                              =======   =======
  Diluted...................................................    9,005     5,488
                                                              =======   =======

         The accompanying notes are an integral part of this statement.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE NINE
                                                                 MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2001       2000
                                                              -------   --------
                                                                 (UNAUDITED)
                                                                (IN THOUSANDS,
                                                               EXCEPT PER SHARE
                                                                    DATA)
Revenues, net...............................................  $69,189   $ 42,170
Direct costs and expenses
  Commission expense........................................   31,543     22,743
  Other direct costs........................................   18,545      7,401
                                                              -------   --------
                                                               50,088     30,144
     Gross profit...........................................   19,101     12,026
General and administrative expenses.........................   11,055      8,590
                                                              -------   --------
Income from operations......................................    8,046      3,436
Interest expense............................................    1,465      3,711
                                                              -------   --------
Income (loss) before income taxes...........................    6,581       (275)
Provision for income taxes..................................    1,316        385
                                                              -------   --------
Net income (loss)...........................................    5,265       (660)
Preferred dividends.........................................    1,387     36,732
                                                              -------   --------
Net income (loss) to common stockholders....................  $ 3,878   $(37,392)
                                                              =======   ========
Income (loss) per share applicable to common stockholders
  Basic.....................................................  $  0.56   $  (8.21)
                                                              =======   ========
  Diluted...................................................  $  0.46   $  (8.21)
                                                              =======   ========
Weighted -- average shares of common stock outstanding
  Basic.....................................................    6,969      4,557
                                                              =======   ========
  Diluted...................................................    8,444      4,557
                                                              =======   ========

         The accompanying notes are an integral part of this statement.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                           COMMON STOCK                     TREASURY STOCK
                                        ------------------   ADDITIONAL   ------------------
                            PREFERRED   NUMBER OF             PAID-IN     NUMBER OF               NOTE      ACCUMULATED
                              STOCK      SHARES     AMOUNT    CAPITAL      SHARES     AMOUNT   RECEIVABLE     DEFICIT      TOTAL
                            ---------   ---------   ------   ----------   ---------   ------   ----------   -----------   -------
                                                                         (UNAUDITED)
                                                                       (IN THOUSANDS)
Balance at January 1,
  2001....................   $3,304       5,921       $6      $63,246         --         --     $(2,498)     $(54,418)    $ 9,640
Sales of common stock.....       --         488       --        2,438         --         --          --            --       2,438
Common stock issued for
  consulting services.....       --           5       --           41         --         --          --            --          41
Warrants issued primarily
  for consulting
  services................       --          --       --          164         --         --          --            --         164
Common stock issued in
  connection with
  preferred stock
  conversion..............       --         922        1        4,842         --         --          --          (900)      3,943
Contractual dividends.....       --          --       --           24         --         --          --          (487)       (463)
Exercise of stock
  options.................       --           9       --           --         --         --          --            --          --
Put-right settlement......       --          --       --           --        120      $(600)      1,800            --       1,200
Common stock issued in
  settlement of
  dividends...............       --          82       --          968         --         --          --            --         968
Net income for the nine
  months ended September
  30, 2001................       --          --       --           --         --         --          --         5,265       5,265
                             ------       -----       --      -------        ---      -----     -------      --------     -------
Balance at September 30,
  2001....................   $3,304       7,427       $7      $71,723        120      $(600)    $  (698)     $(50,540)    $23,196
                             ======       =====       ==      =======        ===      =====     =======      ========     =======

         The accompanying notes are an integral part of this statement.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE
                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                 2001        2000
                                                              ----------   --------
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $    5,265   $   (660)
  Adjustments to reconcile results of operations to net cash provided by operating activities:
     Value of common stock and common stock purchase
      warrants issued for services..........................         205      2,535
     Non cash interest expense..............................          --      2,210
     Depreciation and amortization..........................       1,413        771
  Net change in asset and liability accounts, net of
     business acquired:
     Accounts receivable....................................     (11,987)    (3,058)
     Prepaid expenses.......................................        (395)       (46)
     Other..................................................        (731)     2,772
     Accounts payable and other accrued expenses............       3,216     (2,709)
                                                              ----------   --------
  Net cash by (used in) provided operating activities.......      (3,014)     1,815
                                                              ----------   --------
Cash flows from investing activities:
  Purchase of equipment.....................................      (2,980)      (350)
  Acquisition of DSI, net of cash acquired..................          --    (23,560)
  Deferred Acquisition Costs................................      (1,172)        --
                                                              ----------   --------
  Net cash used in investing activities.....................      (4,152)   (23,910)
                                                              ----------   --------
Cash flows from financing activities:
  Proceeds from sales of preferred stock....................          --     12,724
  Proceeds from sales of common stock.......................       2,438         --
  Payments received on note receivable......................          --          3
  Proceeds from acquisition bridge notes....................          --      1,350
  Repayment of bridge note..................................        (199)    (1,000)
  Redemption of preferred stock.............................      (2,100)      (535)
  Net funds drawn on Revolving Credit Agreement.............       6,422     12,265
  Preferred dividends paid..................................         251        (60)
  Accrued closing costs.....................................        (250)        --
  Deferred financing costs..................................        (123)      (190)
                                                              ----------   --------
  Net cash provided by financing activities.................       6,439     24,557
                                                              ----------   --------
Net (decrease) increase in cash and cash equivalents........        (727)     2,462
  Cash and cash equivalents at beginning of period..........       2,327        338
                                                              ----------   --------
  Cash and cash equivalents at end of period................  $    1,600   $  2,800
                                                              ==========   ========
Supplemental disclosure of cash flow information:
  Income taxes paid during the period.......................          --   $    858
                                                              ==========   ========
  Interest paid during the period...........................  $    1,316   $  1,501
                                                              ==========   ========
Supplemental disclosure of non-cash financing activities
  Non-cash proceeds from reduction of notes receivable (Note
     C).....................................................  $1,800,000         --
                                                              ==========   ========

         The accompanying notes are an integral part of this statement.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

NOTE A -- ORGANIZATION

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

     On October 24, 2001, our acquisition of LifeMinders, Inc., an online direct marketer was completed through the merger of LifeMinders with and into Cross Media (see Note K).

     On October 24, 2001, the Company effected a one-for-five reverse stock split of the issued and outstanding shares of the Company's common stock. All periods have been restated to reflect the reverse stock split.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2000 as filed with our Form 10-KSB/A.

     Revenues: Revenues derived from originating magazine subscriptions are recognized by us when we receive the first installment payment for subscriptions purchased. The customer can cancel the subscription within ten days of the order. Amounts collected from customers prior to the expiration of the cancellation period are recorded as deferred revenues. Magazine subscription revenues are recorded net of cancellation, collection reserves, and payments made to publishers for fulfillment costs. Such cancellation and collection reserves are based upon our historical cancellation and collection experience. During the nine months ended September 30, 2001, we evaluated actual cancellation and collection experience as it relates to magazine sales and adjusted our cancellation percentage from 35% to 33%.

     Revenues also include commissions earned from publishers in connection with originating paid subscriptions for certain publications. Commissions are also earned from outside parties for securing memberships in a discount-buying club and sales of long-distance telephone services. Commission income is recognized when the related subscriptions or memberships are obtained. For the nine months ended September 30, 2001 and the year ended December 31, 2000, two independent call centers accounted for approximately 35% of our magazine subscription revenues. These call centers could terminate their relationships with us, which could have a material adverse effect on our business.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

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

NOTE C -- ACQUISITION OF DIRECT SALES INTERNATIONAL, LP ("DSI ACQUISITION")

     On January 28, 2000, through our wholly-owned subsidiary MOS, we acquired substantially all of the assets and assumed certain liabilities of Direct Sales International, LP ("DSI"), a Georgia limited partnership, for approximately $27.6 million, including closing costs of approximately $1.1 million and an agreement to provide approximately $1.5 million of funding to AmeriNet, Inc. ("AmeriNet"). The transaction was accounted for as a purchase business combination. We also granted to Richard Prochnow, the seller of DSI ("Prochnow"), and to RLP Holdings, L.P. the right, which has an intrinsic value of $1.2 million, to sell up to 120,000 shares of our Common Stock back to us at a fixed price.

     On May 10, 2001, we entered into an agreement with Prochnow and RLP Holdings, L.P. pursuant to which Mr. Prochnow exercised the right we granted to him on January 28, 2000 to sell 120,000 shares of common stock to us for $15.00 per share. We paid the $1.8 million purchase price to Mr. Prochnow by reducing the outstanding principal balance on a note issued by Mr. Prochnow to us from $2.5 million to $0.7 million. This note was originally secured by a pledge of 380,000 shares of common stock. We also agreed with Mr. Prochnow to release of approximately 280,000 shares from the pledge, leaving 106,400 shares to secure remaining principal amount of the note.

     Goodwill is currently being amortized on a straight-line basis over a ten-year period. Subsequent to June 30, 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and other Intangible Assets". See Note J for an explanation of the effect on our financial statements going forward.

     The following pro forma information illustrates, the estimated effects of the DSI Acquisition as if such transaction was consummated on January 1, 2000:

                                                                          FOR THE NINE
                                                                          MONTHS ENDED
                                                                       SEPTEMBER 30, 2000
                                                                      --------------------
                                                                      (IN THOUSANDS EXCEPT
                                                                        PER SHARE DATA)
Total revenues........................................  As reported         $42,170
                                                        Pro forma            51,862
Loss from.............................................  As reported         $  (660)
  operations                                            Pro forma              (307)
Basic and diluted.....................................  As reported         $ (8.21)
  loss per share                                        Pro forma             (0.55)

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

NOTE D -- REVOLVING CREDIT FACILITY

     On January 28, 2000, we and MOS entered into a three-year revolving credit facility (as amended, the "Coast Facility") with Coast Business Credit ("Coast") providing for borrowings of up to $20.0 million subject to certain availability limitations stipulated in the agreement. All borrowings under this facility are repayable with interest at the prime rate plus 2% per annum but not less than 9%. Cross Media Marketing and MOS are also required to maintain certain minimum earnings ratios and levels of net worth as defined in the agreement and MOS was restricted from making distributions to Cross Media Marketing in excess of $1.8 million annually plus any amounts necessary for tax obligations attributable to MOS's operations. All of MOS's assets are pledged as collateral for this obligation. As of September 30, 2001 MOS had an outstanding balance on the Coast Facility of approximately $17.6 million compared to total availability of $18.0 million resulting in $0.4 million of funds available to MOS at September 30, 2001. The Coast Facility matures on January 28, 2003.

     In connection with the execution and delivery of the Coast Facility, the Company initially granted Coast 60,000 five-year common stock purchase warrants at an exercise price of $17.65 per share (110% of the closing price of the common stock on the closing date). As a result of the anti-dilution provisions, the exercise price has been reduced to $10.95 per share and the number of shares has been increased to approximately 97,331 shares as of September 30, 2001. Accordingly, we recorded a non-cash interest charge during the nine months ended September 30, 2001 of approximately $20,491.

     MOS incurred fees and expenses in connection with this facility of approximately $1.1 million, which are being amortized over three years.

     In May 2001, we agreed with Coast to amend the Coast Facility as follows:
(i) Coast waived the requirement that we maintain a minimum Tangible Net Worth through March 31, 2001; (ii) Coast waived any violation of the limitation on distributions by MOS to Cross Media Marketing with respect to a $1.0 million distribution in February 2001; (iii) we agreed to maintain a minimum Senior Debt to EBITDA ratio of no greater than 1.5 to 1.0; and (iv) we agreed to maintain other covenants. We have been and expect to be fully in compliance with the provisions of this agreement going forward.

NOTE E -- CONVERTIBLE PREFERRED STOCK

  SERIES A CONVERTIBLE PREFERRED STOCK ("NEW SERIES A SHARES")

     On June 9, 2000, we issued 30,375 shares of New Series A Shares and a five-year warrant to purchase 45,000 shares of Common Stock at an initial exercise price of $7.425 (subject to certain anti-dilution and similar adjustments). The aggregate purchase price for the New Series A Shares and the warrant was $2.25 million. We also granted the purchaser of the New Series A Shares an option, exercisable in the purchaser's sole discretion during the sixty day period following June 9, 2000, to purchase up to an additional $2,025,000 face amount of New Series A Shares and a warrant to purchase an additional 30,000 shares of Common Stock for the same purchase price. The purchaser exercised its option, and we issued and sold to the purchaser an additional 20,250 New Series A Shares and the additional warrant on August 1, 2000 for an aggregate purchase price of $1.5 million. The face amount and liquidation value of the New Series A Shares is $5,062,500.

     Dividends accrue on the New Series A Shares at an annual rate of 10% of the face amount, payable semi-annually in cash and/or Common Stock at our option under certain conditions. On July 18, we issued 81,464 shares of our common stock to the holders of the Series A shares based upon accrued dividends as of that date which was in conjunction with the merger agreement with LifeMinders, Inc. In addition, we have reserved 26,889 shares of common stock for issuance as payment of dividends accrued through the date of conversion of the New Series A Shares.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

     The New Series A Shares were convertible at a conversion price equal to the lesser of: (i) $9.65 (110% of the closing bid price of the Common Stock on the date of the issuance, subject to adjustments); or (ii) 91% of the average of the three lowest, non-consecutive closing bid prices for the Common Stock in the ten trading days preceding the date of the holder's conversion notice to us (the "Conversion Notice"). The conversion price and the exercise price of the warrants were subject to downward adjustment to equal the lowest price at which shares of the Common Stock or securities convertible into, or exchangeable or exercisable for, shares of Common Stock are issued while the New Series A Shares and warrants remain outstanding (if such price is lower than the then effective conversion or exercise price), subject to certain exceptions. These exceptions included: (i) the issuance of shares of Common Stock upon conversion or exercise of presently outstanding options, warrants or convertible securities in accordance with the terms of such options, warrants or convertible securities as in effect upon the initial issuance date of the New Series A Shares (but subject to certain anti-dilution adjustments).

     By letter agreement dated December 28, 2000, the holder of all the outstanding New Series A Shares agreed not to convert the New Series A Shares prior to June 9, 2001 if, on the date of such proposed conversion, the then-current market price of our Common Stock is less than $7.50 per share (the "Conversion Floor"). The holders agreed that they would not redeem the New Series A Shares prior to June 9, 2001. The conversion provisions of the New Series A Shares and warrants create a substantial risk of dilution to the holders of our Common Stock.

     On July 18, 2001, we entered into agreements with the holder of all of the 50,625 outstanding New Series A Shares.

     On October 24, 2001, Cross Media completed its merger with LifeMinders. As a result of the merger, pursuant to the July 18, 2001 agreements, we made a cash payment of $2,531,250 to redeem 25,312.5 Series A Shares and the remaining 25,312.5 Series A Shares were converted into 342,061 shares of our common stock. In addition, we made a payment to the holder of $968,750 in cash and issued to the holder 50,000 warrants to purchase shares of our common stock with an exercise price of $9.9225 per share.

NOTE F -- MANDATORILY REDEEMABLE PREFERRED STOCK

  SERIES C MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK ("SERIES C PREFERRED")

     On January 28, 2000, in a private placement, we issued 52,892 Series C Preferred shares resulting in proceeds to us totaling approximately $5.0 million. The Series C Preferred was initially convertible into shares of Common Stock at a conversion ratio of $10.00 per share and was entitled to a 10% cumulative dividend. In connection with the initial issuance and sale of the Series C Preferred in January 2000 (the "Series C Shares"), we also issued 352,613 shares of Common Stock to the holders of the Series C Shares and reduced the exercise price of the 400,000 Common Stock purchase warrants previously issued to a holder of Series C Shares and an affiliate of such holder from $17.50 per share to $5.00 per share.

     The Series C Shares were originally mandatorily redeemable on the earlier of July 26, 2000 or upon the consummation of a financing transaction resulting in gross proceeds of at least $10.0 million. On April 24, 2000, the holders of the Series C Shares agreed to extend the mandatory redemption date of the Series C Shares from July 26, 2000 to December 26, 2000 (the "Mandatory Redemption Date") in exchange for 449,413 shares of our Common Stock and a reduction in the effective conversion ratio from $10.00 per share to $5.00 per share. The value of the shares of Common Stock issued and change in the effective conversion ratio was reflected during the second quarter of 2000 as an additional deemed dividend in the amount of $8,560,417.

     On June 14, 2000, we issued an additional 7,500 shares of Series C Preferred (the "New Series C Shares") and 50,000 shares of Common Stock, resulting in proceeds of $750,000. We also agreed to reduce the exercise price of 400,000 Common Stock purchase warrants held by the purchaser of the New Series C

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

Shares and an affiliate of such purchaser from $5.00 to $2.50 per share. We also paid a fee in connection with the issuance of the New Series C Shares of 562.5 shares of Series C Preferred, five-year warrants to purchase 20,000 shares of Common Stock at a price of $9.40 per share and 3,750 shares of Common Stock.

     On July 18, 2000, the holders of the Series C Shares and the New Series C Shares agreed to waive the requirement that our failure to redeem the Series C Preferred on or before the Mandatory Redemption Date would trigger a reduction in the conversion ratio of the Series C Preferred from $5.00 to $1.25 per share. In consideration for this waiver, we agreed to issue to such holders an aggregate of 304,750 shares of Common Stock, pro rata in accordance with their percentage holdings of the Series C Shares and New Series C Shares, and to issue as a fee in connection with such waiver, an additional 1,500 shares of Series C Preferred and 10,000 shares of Common Stock. The value of the shares was reflected during the third quarter of 2000 as an additional deemed dividend in the amount of $3,026,028.

     On December 19, 2000, the holders of the Series C Shares and the New Series C Shares agreed to extend the Mandatory Redemption Date of the Series C Preferred from December 26, 2000 to January 26, 2001. On January 25, 2001, the holders agreed to further extend the redemption date from January 26, 2001 to February 15, 2001. On February 15, 2001, we redeemed an aggregate of 22,992 Series C Shares and New Series C Shares for an aggregate redemption price of $2,299,200 plus accrued and unpaid dividends of $122,300. The holders converted all of the remaining Series C Shares and New Series C Shares into 789,250 shares of Common Stock (at an effective conversion ratio of $5.00 per share). In consideration of the agreement of the holders to convert the Series C Shares and New Series C Shares (which would otherwise have been mandatorily redeemable by us in full on February 15, 2001), we agreed to issue to the holders, pro rata in accordance with the number of shares converted by each of them, an aggregate of 133,280 additional shares of Common Stock. The value of the shares of Common Stock issued was reflected in the first quarter of 2001 as an additional deemed dividend in the amount of $899,640. We agreed to pay a fee of $100,000 to one of the Series C holders in connection with their services relating to the negotiation of these agreements. There was a note payable of $199,200 related to the redemption of the preferred stock which was repaid with interest during the third quarter.

     The redemption of the Series C Shares and the New Series C Shares was funded in part through the issuance and sale by us, in private placements, of an aggregate of 300,000 shares of Common Stock at a price of $5.00 per share.

NOTE G -- NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is presented under Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Our diluted earnings per share for the three and nine months ended September 30, 2001 includes an aggregate of 1,780 and 1,475 shares representing the dilutive effect of convertible preferred stock, stock options and warrants.

NOTE H -- INCOME TAXES

     We have Federal and State net operating loss carryforwards of approximately $7.0 million available to offset future taxable income, if any, through December 2020. The utilization of the net operating losses is subject to a substantial limitation due to the "change of ownership" provisions under Section 382 of the Internal Revenue Code and similar State provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences since there is no assurance that their benefit will be realized in the future. For the three months and nine months ended September 30, 2001

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES we recorded a $0.6 million and $1.4 million tax provision based on an estimate of our effective income tax rate projected for the year ending December 31, 2001.

NOTE I -- COMMON STOCK

     At September 30, 2001, we were authorized to issue 100,000,000 shares of Common Stock, $.001 par value and 10,000,000 shares of preferred stock, $.001 par value. As of September 30, 2001 there were 7,306,665 shares of Common Stock outstanding after giving effect to the 1:5 reverse stock split on October 24, 2001 and 50,625 New Series A Shares issued and outstanding.

     If the holders of all outstanding options and Common Stock purchase warrants and the holders of the New Series A Shares converted them into Common Stock as of September 30, 2001, we would have been required to issue approximately 5.1 million additional shares of Common Stock.

     During the nine months ended September 30, 2001, we received proceeds of $2,438,000 from the sale of approximately 97,680 shares of our common stock.

NOTE J -- EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     We will continue to amortize goodwill existing at September 30, 2001 under its current method until December 31, 2001. Thereafter, annual and quarterly goodwill amortization of approximately $1.0 million and $0.3 million, respectively, will no longer be recognized. The Company will perform a transitional fair value based impairment test at March 31, 2002 and if the fair value is less than the recorded value at January 1, 2002, we will record an impairment loss in the March 31, 2002 quarter as a cumulative effect of a change in accounting principle.

NOTE K -- SUBSEQUENT EVENTS

     On October 24, 2001, our acquisition of LifeMinders, Inc., an online direct marketer, was completed through the merger of LifeMinders with and into Cross Media. We paid an aggregate of approximately $24.06 million in cash and issued an aggregate of approximately 4.54 million shares of our common stock to the former LifeMinders stockholders.

     In connection with the merger, we assumed options to purchase 2,687,667 shares of LifeMinders common stock. The number of shares issuable on exercise of these options was adjusted by the per share exchange ratio of .2596 and the exercise price of these options was divided by the per share exchange ratio of
 .2596. As a result, these options are exercisable to purchase and aggregate of 697,825 shares of our common stock.

     Simultaneously with the closing of the merger with LifeMinders, we redeemed 25,312.5 Series A Shares for cash payment of $2,531,250 or ($100 per share) and converted the remaining 25,312.5 Series A Shares into 342,060 shares of our common stock at a conversion price of $7.40 per share. In addition, we made a cash payment of $968,750 to the holders of Series A Shares and issued warrants to purchase 50,000 share of common stock at an exercise price of $9.9225 per share.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

     The Company amended and restated the Company's certificate of incorporation pursuant to which, the Company (i) effected a one-for-five reverse stock split of the issued and outstanding shares of the Company's Common Stock and (ii) decreased its authorized Common Stock from 100,000,000 to 40,000,000 common shares.

     On October 24, 2001, we cancelled 120,000 treasury shares.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could affect Cross Media's business, prospects and future operating results. Additionally, certain statements contained in this Quarterly Report on Form-QSB are not based on historical fact are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Cross Media intends that forward-looking statements contained herein and on its web site be subject to the sage harbor created hereby. Such forward-looking statements are based on current expectations of management but involve certain risks and uncertainties. Cross Media's actual results, performance or achievements could differ from the results, performance or achievements projected in, or implied by, such forward-looking statements as a result of risk factors, including, without limitation, the following: Cross Media's ability to integrate the recently acquired LifeMinders, Inc. operations and to make additional strategically appropriate acquisitions; the adequacy of accounts receivable reserves, changes in economic conditions or a material decline in the availability of consumer credit, interest rate fluctuations, Cross Media's limited operating history, competitive factors, the need to manage growth, volatility in the market price of the common stock and the securities markets generally, risks relating to government regulation of telemarketing and Internet marketing activities. Cross Media's ability to exploit its database and technological innovations and potential dilution. These factors are described in detail in Cross Media's with the Securities Exchange Commission, including, where applicable, its most recent filings on Forms 10-KSB, 10-QSB and 8-K, and registration statement Form S-3. Cross Media's filings with the SEC are available to the public from commercial document-retrieval services and at the web site maintained by the SEC free of charge at http://www.sec.gov. Cross Media does not assume any responsibility to update the information included in this press release or on its website, whether as a result of new information, future events or otherwise.

                       CROSS MEDIA MARKETING CORPORATION
                        QUARTER ENDED SEPTEMBER 30, 2001

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

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Cross Media Marketing Corporation for the three months and nine months ended September 30, 2001 and 2000.

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

     On October 24, 2001, our acquisition of LifeMinders, Inc., an online direct marketer was completed through the merger of LifeMinders with and into Cross Media. We paid an aggregate of approximately $24.06 million in cash and issued and aggregate of approximately 4.54 million shares of our common stock to the former LifeMinders stockholders.

     In connection with the merger, we assumed options to purchase 2,687,667 shares of LifeMinders common stock. The number of shares issuable on exercise of these options was adjusted by the per share exchange ratio of .2596 and the exercise price of these options was divided by the per share exchange ratio of
 .2596. As a result, these options are exercisable to purchase and aggregate of 697,825 shares of our common stock.

RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

     Revenues: During the three months ended September 30, 2001, revenues were $25.9 million, a 71% increase from revenues of $15.2 million for the three months ended September 30, 2000. Revenues increased as a result of higher sales of magazine contracts, increased revenue from sales of memberships, higher publisher fees, revenues from the sales of long distance telephone service and other revenues. For the three months ended September 30, 2001, revenues were derived primarily from the sales of magazine contracts totaling approximately $21.3 million and other revenues of $4.6 million consisting of commission revenue from sales of memberships to discount third party buying clubs, publisher fees, revenues from the sales of long distance service and other revenues, a 51% and 318% increase over the same period in the prior year for sales of magazine contracts of $14.1 million and other revenues of $1.1 million, respectively. During the three months ended September 30, 2001, we evaluated actual collection and cancellations experience activity as it relates to magazine sales. Based upon this analysis, we adjusted our cancellation percentage from 35% to 33%.

     Commission Expense: Commission Expense increased 23% to $10.7 million during the three months ended September 30, 2001 from $8.7 million in the same period of 2000 as a result of higher sales and the expansion of the company owned-call centers whose costs are included in other direct costs below. During the three months ended September 30, 2001, commission expense decreased as a percentage of net magazine revenues from 47% compared to 62% for the three months ended September 30, 2000 as a result of the use of Company operated call centers which were established during 2001.

     Other Direct Costs: For the three months ended September 30, 2001, we recorded $7.1 million of other direct costs related to sales of magazine contracts and other revenues, a $4.5 million increase from the $2.6 million of costs recorded in the three months ended September 30, 2000. The increase primarily consists of $3.0 million relating to the expansion of our house operations as well as an increase of 1.6 million relating to direct recurring payroll, rent and other costs related to the expansion of our operations. For the three months ended September 30, 2001, other direct costs as a percentage of total net revenues were 27% compared to 17% for the three months ended September 30, 2000. The increase is a result of the use of Company operated call centers during the three months ended September 30, 2001.

     General and Administrative Expenses: General and administrative expenses increased $1.6 million to $4.6 million for the three months ended September 30, 2001 from $3.0 million for the same period in 2000. The increase is primarily related additional administrative personnel, impact of the move into the Atlanta facility during the third quarter as well as an increase in direct recurring payroll, rent and other costs related to the expansion of our operations and increases in other operational expenses incurred during the third quarter compared to the same period in prior year.

     Interest Expense: Interest Expense for the three months ended September 30, 2001 was $0.5 million, a decrease of $0.3 million from $0.8 million for the three months ended September 30, 2000. The decrease is primarily related to the one time non-cash interest expense recorded in the three-month period ended September 30, 2000 representing the fair value of shares and warrants issued in connection with the initial issuance and subsequent conversion of the DSI acquisition bridge financing.

     Income Taxes: For the three months ended September 30, 2001, we recorded a $0.6 million tax provision based on an estimate of our effective tax rate projected for the year ending December 31, 2001. We may adjust the assumptions of our projected earnings used to calculate such rate. We had Federal and State net operating loss carryforwards of approximately $7.0 million available to offset future taxable income, if any, through December 2020. Our ability to use these net operating losses may be substantially limited because of the "change of ownership" provisions under Section 382 of the Internal Revenue Code and similar State provisions. As a result of these limitations, some or all of our net operating losses may expire before we can use them. We have established a valuation allowance to reserve for the deferred tax assets arising from the net operating losses and other temporary differences, since we cannot be sure that we will benefit from them in the future.

     Preferred Dividends: For the three months ended September 30, 2001, we recorded $0.1 million of contractual dividends in connection with the New Series A Shares compared to $4.9 million of dividends for the same period in the prior year. The decrease is primarily attributable to $4.6 million of non-cash deemed dividends and contractual dividends of approximately $0.3 million recorded in connection with the Series B and C preferred stock issued to complete the DSI Acquisition on January 28, 2000. During 2001, both the Series B and C shares were either redeemed and/or converted based on the terms of its respective agreements.

     Net Income (Loss) Applicable to Common Stockholders and Net Income (Loss) Applicable to Common Stockholders Per Share: During the three months ended September 30, 2001, net income applicable to common stockholders' was $2.3 million, or diluted earnings per share of $0.26, compared to a net loss applicable to common stockholders' of $5.0 million, or $(0.92) per share, for the three months ended September 30, 2000.

  RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

     Revenues: During the nine months ended September 30, 2001, revenues were $69.2 million, a 63% increase from revenues of $42.4 million for the nine months ended September 30, 2000. Revenues increased as a result of higher sales of magazine contracts, increased revenue from sales of memberships, higher publisher fees revenues, revenues from the sales of long distance telephone service and other revenues. For the nine months ended September 30, 2001, revenues were derived primarily from the sales of magazine contracts totaling approximately $55.2 million and other revenues of 14.0 million consisting of commission revenues from sales of memberships in a third party discount-buying club, publisher fees, commissions on sales of discount long distance telephone service and other revenues which represents a 39% and 483% increase compared to magazine sales of $40.0 million and $2.4 million of other revenues for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, we evaluated actual experience as it relations to collection and cancellation activity as it relates to magazine sales. Based upon this analysis, we adjusted our cancellation percentage from 35% to 33%.

     Commission Expense: Commission expense increased by 38% to $31.5 million during the nine months ended September 30, 2001 from $22.8 million in the same period of 2000 as a result of higher sales and the expansion of our own call centers whose costs are included in other direct costs below. For the nine months ended September 30, 2001, commission expense as a percentage of net magazine revenue was 57% compared to 57% for the same period in prior year.

     Other Direct Costs: For the nine months ended September 30, 2001, we recorded $18.6 million of other direct costs related to sales of magazine contracts and other revenues, a $11.1 million increase from the $7.4 million of costs recorded in the nine months ended September 30, 2000. The increase consists largely of approximately $7.0 million relating to the expansion of our house operations as well as an increase of 4.1 million relating to increase in direct recurring payroll, rent and other costs related to the expansion of our operations. For the nine months ended September 30, 2001, other direct costs as a percentage of total revenues were 27% compared to 17% for the nine months ended September 30, 2000 as a result of the use of Company operated call centers in 2001.

     General and Administrative Expenses: General and administrative expenses increased $2.5 million to $11.1 million for the nine months ended September 30, 2001 from $8.6 million for the same period in 2000. The increase is primarily related additional administrative personnel, impact of the move into the Atlanta facility during the third quarter of 2001 and increases in other operational expenses incurred during the third quarter compared to the same period in prior year.

     Interest Expense: Interest Expense for the nine months ended September 30, 2001 was $1.5 million, a decrease of $2.2 million from $3.7 million for the nine months ended September 30, 2000. The decrease is primarily related to the one time non-cash interest expense of $1.5 million recorded in the nine months ended September 30, 2000 representing the fair value of shares and warrants issued in connection with the initial issuance and subsequent conversion of the DSI acquisition bridge financing.

     Income Taxes: For the nine months ended September 30, 2001, we recorded a $1.3 million tax provision based on an estimate of our effective tax rate projected for the year ended December 31, 2001. We may adjust the assumptions of our projected earnings used to calculate such rate. We had Federal and State net operating loss carryforwards of approximately $7.0 million available to offset future taxable income, if any, through December 2020. Our ability to use these net operating losses may be substantially limited because of the "change of ownership" provisions under Section 382 of the Internal Revenue Code and similar State provisions. As a result of these limitations, some or all of our net operating losses may expire before we can use them. We have established a valuation allowance to reserve for the deferred tax assets arising from the net operating losses and other temporary differences, since we cannot be sure that we will benefit from them in the future.

     Preferred Dividends: For the nine months ended September 30, 2001, we recorded $1.4 million of dividends including $0.9 million of non-cash deemed dividends and approximately $0.5 million of contractual dividends. On February 15, 2001, we redeemed 22,992 Series C Shares and New Series C Shares and converted the remaining of 39,363 Series C Preferred Stock into 789,250 shares of common stock. In consideration of the agreement of the holders to convert the Series C Preferred Stock, we agreed to issue to the holders a total of 133,280 additional shares of common stock, pro rata in accordance with the number of shares each holder converted. The non-cash deemed dividend of $0.9 million represents the fair value of the additional shares issued. For the nine months ended September 30, 2000, we recorded $36.7 million of dividends including $31.6 million of non-cash deemed dividends in connection with the Series A, B and C preferred stock we issued to complete the DSI Acquisition.

     Net Income (Loss) Applicable to Common Stockholders and Net Income (Loss) Applicable to Common Stockholders Per Share: During the nine months ended September 30, 2001, net income applicable to common stockholders was $3.9 million or diluted earnings per share of $0.46 compared to a net loss applicable to common stockholders of $37.4 million or $(8.21) per share for the nine months ended September 30, 2000. The increase in net income and net income per share is attributable to an increase in revenues and a decrease in preferred dividends during the nine months ended September 30, 2001.

FINANCIAL CONDITION AND LIQUIDITY

     At September 30, 2001, we had cash on hand of $1.6 million. For the nine months ended September 30, 2001 we used $3.0 million in operating activities and $4.2 million in investing activities, and generated $6.4 million from financing activities. Through the operations of MOS, we generate cash flow from the sale and collection of consumer receivables, commissions earned from publishers in connection with originating paid subscriptions for certain publications, and commissions earned on the sale of third party discount buying club memberships. MOS uses these funds as well as funds available under its revolving credit facility to fund its working capital needs.

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

  COAST BUSINESS CREDIT -- FINANCING FACILITY

     In connection with the DSI Acquisition, Coast Business Credit ("Coast") provided a credit facility (the "Coast Facility") used to fund the DSI Acquisition and working capital needs of MOS. The Coast Facility has a three year term, and provides a maximum credit line of $20.0 million subject to certain availability limitations. As a result of these limitations, the amount available for borrowing under the Coast Facility at the time of the DSI Acquisition was $16.0 million, which MOS drew down in its entirety to finance the DSI Acquisition. We pay interest under the Coast Facility at an annual rate equal to the higher of (i) the prime rate plus 200 basis points, and (ii) 9.0%. The Coast Facility requires Cross Media Marketing and MOS to comply with specified financial covenants. The Coast Facility matures on January 28, 2003.

     When the Coast Facility was established, we issued to Coast a five-year warrant to purchase our common stock. As of December 31, 2000, Coast was entitled to purchase 88,777 shares of common stock under this warrant at an exercise price of $11.95 per share. As a result of anti-dilution adjustments, the number of shares Coast was entitled to purchase under the warrant as of September 30, 2001 increased to 97,133 and the exercise price of the warrant was reduced to $10.95 per share. We recorded a non-cash interest charge of approximately $20,491 for the nine-month period ended September 30, 2001 as a result of these adjustments.

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

     As of September 30, 2001 the outstanding loan balance under the Coast Facility was approximately $17.6 million and the total amount available for borrowing was $18.0 million. Therefore, MOS was entitled to borrow an additional $0.4 million under the Coast Facility as of September 30, 2001. In May 2001, we agreed with Coast to amend the Coast Facility as follows: (i) Coast waived the requirement that we maintain a minimum Tangible Net Worth through March 31, 2001; (ii) Coast waived any violation of the limitation on distributions by MOS to Cross Media Marketing with respect to a $1.0 million distribution in February 2001; (iii) we agreed to maintain a minimum Senior Debt to EBITDA ratio of no greater than 1.5 to 1.0; and (iv) we agreed to maintain other covenants. We have been and expect to be fully in compliance with the provisions of this agreement going forward.

  SERIES A CONVERTIBLE PREFERRED STOCK ("NEW SERIES A SHARES" OR "SERIES A SHARES")

     On July 18, 2001, we entered into agreements with the holder of all of the 50,625 outstanding New Series A Shares.

     On October 24, 2001, Cross Media completed its merger with LifeMinders. As a result of the merger, pursuant to the July 18, 2001 agreements, we made a cash payment of $2,531,250 to redeem 25,312.5 Series A Shares and the remaining 25,312.5 Series A Shares were converted into 342,060 shares of our common stock. In addition, we made a payment to the holder of $968,750 in cash and issued to the holder 50,000 shares of our common stock with an exercise price of $9.9225 per share.

  SERIES C MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK ("SERIES C PREFERRED")

     On February 15, 2001, we redeemed 22,992 Series C Shares and New Series C Shares for an aggregate redemption price of $2,299,200 including accrued and unpaid dividends of $122,300. The holders converted all of the remaining Series C Shares and New Series C Shares into 789,250 shares of common stock (at an effective conversion ratio of $5.00 per share). In consideration of the agreement of the holders to convert the Series C Shares and New Series C Shares (which would otherwise have been mandatorily redeemable by the Company in full on February 15, 2001), we agreed to issue to the holders 133,280 additional shares of common stock, pro rata in accordance with the number of shares they converted. The value of the shares of common stock we issued was reflected in the first quarter of 2001 as an additional deemed dividend in the amount of $899,640. We also agreed to pay a fee of $100,000 to one of the Series C holders in connection with its services relating to the negotiation of these agreements. There was a note payable of $199,200 related to the redemption of the Series C Preferred Stock which was paid with interest during the third quarter.

     We obtained a portion of the funds required to redeem the Series C Shares and the New Series C Shares by selling 300,000 shares of common stock, in private placements, at a price of $5.00 per share.

  MERGER WITH LIFEMINDERS, INC.

     On October 24, 2001, our acquisition of LifeMinders, Inc., an online direct marketer was completed through the merger of LifeMinders with and into Cross Media. We paid an aggregate of approximately $24.06 million in cash and issued and aggregate of approximately 4.54 million shares of our common stock to the former LifeMinders stockholders.

     In connection with the merger, we assumed options to purchase 2,687,667 shares of LifeMinders common stock. The number of shares issuable on exercise of these options was adjusted by the per share exchange ratio of .2596 and the exercise price of these options was divided by the per share exchange ratio of
 .2596. As a result, these options are exercisable to purchase and aggregate of 697,825 shares of our common stock.

                        CERTAIN TRENDS AND UNCERTAINTIES

BUSINESS RISKS

  WE HAVE A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE OUR PROSPECTS.

     We developed our business strategy in 1999, completed our first acquisition in January 2000, and opened our first company-owned and operated call center and undertook our first email campaign in the last quarter of 2000. Therefore, we have a limited history of operations under our current business strategy upon which the likelihood of our success can be evaluated. Moreover, prior to the merger LifeMinders had only a limited operating history.

     The implementation of a new business strategy frequently involves risks, expenses and uncertainties that may adversely affect our business, results of operations, financial condition and prospects, including:

     - the ability to compete effectively against other companies;

     - the need to retain and motivate qualified personnel;

     - the ability to anticipate and adapt to the changing market;

     - the ability to develop and introduce new products and services and continue to develop and upgrade technology; and

     - the need to attract and retain a large number of customers from a variety of industries.

 WE HAVE A HISTORY OF LOSSES, PRIMARILY AS A RESULT OF NON-CASH CHARGES AND INTEREST EXPENSE, AND MAY INCUR FUTURE LOSSES. IN ADDITION, LIFEMINDERS' HISTORICAL OPERATIONS HAS INCURRED SIGNIFICANT LOSSES AND MAY CONTINUE TO EXPERIENCE LOSSES FOR THE FORESEEABLE FUTURE.

     Cross Media's net loss available to common stockholders for the year ended December 31, 2000 was $44.6 million, or $9.20 per share. On a proforma basis, giving affect to the merger with LifeMinders, the net loss would have been $145.4 million for the year ended December 31, 2000. Cross Media's net loss was primarily as a result of dividends on its preferred stock of $39.6 million, including non-cash dividends of $38.7 million. Non-cash dividends represent the accretion of the difference between the carrying value and the mandatory redemption amounts of preferred stock that resulted from allocating a portion of the proceeds to common stock, common stock purchase warrants, and the beneficial conversion features of the shares. If Cross Media's net revenues grow more slowly than it anticipates, or if its operating expenses exceed its expectations, Cross Media's business, results of operations, financial condition and prospects would be materially and adversely affected. Although Cross Media realized net income during the first nine months of 2001, there can be no assurance that Cross Media will continue to realize net income.

     Prior to the merger, LifeMinders' operations never achieved profitability. LifeMinders' operations may continue to contribute operating losses for the foreseeable future. LifeMinders incurred net losses of $50.7 million for the six months ended June 30, 2001, and $109.5 million for the year ended December 31, 2000. Although LifeMinders' operations and net losses have been significantly reduced, there is no assurance that LifeMinders' operations will not continue to incur losses.

 THE ANTICIPATED BENEFITS OF THE MERGER WITH LIFEMINDERS MAY NOT BE REALIZED IN A TIMELY FASHION, OR AT ALL. IN ADDITION, CROSS MEDIA'S OPERATIONS MAY BE ADVERSELY AFFECTED IF THE OPERATION OF LIFEMINDERS' BUSINESS DIVERTS TOO MUCH ATTENTION AWAY FROM CROSS MEDIA'S BUSINESS.

     The success of the merger with LifeMinders will depend, in part, on our ability to realize the anticipated revenue enhancements, growth opportunities and synergies of combining with LifeMinders and effectively utilize the net cash and other resources we now have after the merger. There are risks related to the integration and management of the acquired technology and operations and personnel. The integration of the businesses will be a complex, time-consuming and potentially expensive process and may disrupt our Cross Media business if not completed in a timely and efficient manner. Some of the difficulties that may be encountered by the combined company include:

     - the diversion of management's attention from other ongoing business concerns;

     - the inability to utilize the acquired member database and technology effectively to grow our Cross Media business; and

     - potential conflicts between business cultures.

     If our management focuses too much time, money and effort to integrate LifeMinders' operations and assets, they may not be able to execute our overall business strategy.

 CROSS MEDIA MAY NEED ADDITIONAL FINANCING TO IMPLEMENT ITS STRATEGY AND EXPAND ITS BUSINESS.

     Cross Media may need additional debt or equity financing to pursue its strategy of expanding its business through the acquisition of companies whose businesses are strategically appropriate for it or for its existing operations. Although Media Outsourcing, Cross Media's principal subsidiary, has in the past generated positive cash flow, Cross Media's credit facility limits the amount of distributions Media Outsourcing can make to Cross Media. Any financing that Cross Media needs may not be available at all and, if available, may not be available on terms that are acceptable to Cross Media. The failure to obtain financing on a timely basis, or on economically favorable terms, could prevent Cross Media from continuing its strategy or from responding to changing business or economic conditions, and could cause Cross Media to experience difficulty in withstanding adverse operating results or competing effectively.

     If Cross Media raises additional funds by issuing equity securities, Cross Media stockholders may experience dilution of their ownership interest. Moreover, Cross Media could issue preferred stock that has rights senior to those of its common stock. If Cross Media raises funds by issuing debt securities, these securities would have rights, preferences and privileges senior to holders of common stock and lenders may place limitations on Cross Media's operations.

 CROSS MEDIA IS SUBJECT TO RESTRICTIVE CREDIT FACILITY COVENANTS WHICH COULD HARM ITS FINANCIAL STATUS AND HAVE A NEGATIVE IMPACT ON ITS STOCK PRICE.

     In January 2000, Cross Media entered into an agreement with Coast Business Credit to provide a credit facility to finance the acquisition of its magazine subscription teleservicing business and the ongoing working capital needs of Media Outsourcing. Cross Media has guaranteed Media Outsourcing's obligations under the Coast credit facility and all of Media Outsourcing's assets are pledged to Coast to secure its obligations under the Coast facility.

     Under the agreement with Coast, Cross Media is required, among other things, to maintain a consolidated net worth of not less than $9 million and excess borrowing availability of $750,000. If Cross Media cannot satisfy these or other covenants under the Coast facility, Cross Media will be required to seek a waiver or amendment from Coast. In May 2001, Coast waived the requirement that Cross Media maintain a minimum tangible net worth through March 31, 2001 and waived any violation of the limitation on distributions by Media Outsourcing to Cross Media with respect to a $1 million distribution in February 2001. Although Cross Media expects to be in compliance with the provisions of the Coast facility agreement going forward, if it should require waivers or amendments to the agreement, there can be no assurance that Coast will agree. If Cross Media defaults in performing its obligations to Coast, Coast would be entitled to accelerate the maturity of outstanding indebtedness under the credit facility, $17.6 million as of September 30, 2001, and to enforce its security interest in Media Outsourcing's assets.

 IF CROSS MEDIA IS UNABLE TO COLLECT ITS RECEIVABLES IN A TIMELY MANNER, ITS CASH FLOW FROM OPERATIONS WILL BE NEGATIVELY IMPACTED.

     Cross Media is subject to the risks associated with selling products on credit, including delays in collection or uncollectibility of accounts receivable. If Cross Media experiences significant delays in collection or uncollectibility of accounts receivable, its liquidity and working capital position could suffer.

 IF SUBSCRIPTION CANCELLATION RESERVES ARE NOT ADEQUATE, CROSS MEDIA COULD BE REQUIRED TO INCREASE ITS RESERVES, WHICH WILL RESULT IN A REDUCTION OF REVENUES.

     Cross Media extends credit to subscribers who purchase multi-magazine subscription packages. Cross Media has established a reserve to cover subscription cancellation based upon its past history with magazine subscription orders. In the past, Cross Media has had to increase the reserves on its 20 pay contracts. If Cross Media's accounts subscription cancellation reserves are inadequate, it will be required to increase reserves, which will reduce revenues and could otherwise materially adversely effect Cross Media's results of operations.

 INTERNET ADVERTISING CUSTOMERS AND THE COMPANIES WITH WHICH WE HAVE OTHER BUSINESS RELATIONSHIPS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

     Some of our customers may experience difficulty in supporting their current operations and implementing their business plans. These customers may reduce their spending on our LifeMinders' products and services, or may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due from a significant customer could negatively impact our financial condition. In addition to intense competition, the overall market for Internet advertising has been characterized in recent quarters by increasing softness of demand, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from advertisers, and the reduction of Internet advertising budgets, especially by Internet-related companies. Customers may experience difficulty in raising capital, or may be anticipating such difficulties, and therefore may elect to scale back the resources they devote to advertising, including on LifeMinders' system. Other companies in the Internet industry have depleted their available capital, and could cease operations or file for bankruptcy protection.

     In addition, our Cross Media business may be adversely affected by periods of economic slowdown, inflation or recession, which may be accompanied by a decrease in the availability of consumer credit. Any material decline in the availability of consumer credit may result in a decrease in consumer demand to make credit card purchases, which could adversely affect the demand for Cross Media's products and services.

 FUTURE GROWTH COULD PLACE SIGNIFICANT STRAIN ON OUR RESOURCES AND WE MAY BE UNABLE TO MANAGE FUTURE GROWTH.

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

 IF WE ACQUIRE OR MAKES STRATEGIC INVESTMENTS IN OTHER BUSINESSES OR ACQUIRE OR LICENSE TECHNOLOGY AND OTHER ASSETS, WE MAY HAVE DIFFICULTY INTEGRATING THESE BUSINESSES, TECHNOLOGIES AND ASSETS OR GENERATING AN ACCEPTABLE RETURN ON ITS INVESTMENTS.

     We may acquire or enter into strategic relationships with other businesses and acquire or license technology and other assets. We cannot assure you that acquisition or licensing opportunities will be available on terms acceptable to us or at all. Any future acquisitions and strategic relationships will involve risks, including:

     - inability to raise the required capital;

     - difficulty in assimilating the acquired assets, operations and personnel;

     - disruption of ongoing business;

     - distraction of management from other responsibilities; and

     - lack of the necessary experience to enter new markets.

     We may not successfully overcome problems encountered in connection with potential acquisitions or licensing arrangements. In addition, acquisitions or strategic relationships could materially impair our operating results, causing us to incur additional debt, or requiring us to amortize acquisition expenses and acquired assets.

 THE LOSS OF CROSS MEDIA'S LARGEST CALL CENTERS WOULD LIKELY RESULT IN A REDUCTION OF REVENUES AND OTHERWISE ADVERSELY AFFECT OPERATING RESULTS.

     For the nine months ended September 30, 2001 and for the year ended December 31, 2000, two independent call centers accounted for approximately 35% of Cross Media's magazine subscription revenues. These call centers do not have any commitment to generate sales for Cross Media and could therefore, at any time, terminate their relationships with Cross Media without notice, which could have a material adverse effect on our Cross Media business.

 PRIOR TO THE MERGER, LIFEMINDERS HAD SCALED BACK ITS BUSINESS OPERATIONS AND SIGNIFICANTLY REDUCED ITS WORK FORCE. AS A RESULT OF THESE ACTIONS, COUPLED WITH CONTINUING WEAKNESS IN THE ONLINE ADVERTISING MARKET, FUTURE REVENUES FROM LIFEMINDERS' OPERATIONS WILL LIKELY BE SIGNIFICANTLY REDUCED.

     As announced on May 10, 2001, LifeMinders' board of directors decided to significantly scale back its business operations and reduce its work force. Revenues from our LifeMinders operations will likely continue to decline substantially from that reported in prior periods, because, among other reasons:

     - the market for online advertising will continue to decline significantly; and

     - opportunities for online advertising revenues will decline because the company will be producing and delivering a substantially lower number of emails.

 IF WE DO NOT MAINTAIN LIFEMINDERS ENGAGED MEMBER BASE, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY FOR, OR MAINTAIN, ADVERTISERS AND OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     LifeMinders' revenue has been derived primarily from advertisers seeking an engaged, targeted audience for their advertisements. Although we intend to continue to produce and distribute emails to LifeMinders' members, prior to the merger, LifeMinders scaled back its business operations and reduced the number of emails it sends to members. Prior to the merger, LifeMinders had discontinued most of its member related marketing activities. A significant portion of LifeMinders' revenue was historically derived from performance-based and revenue sharing arrangements. Under these arrangements, advertisers pay LifeMinders in part based on member responses to advertisements and promotions placed in email newsletters. If LifeMinders' members do not respond to advertisements and promotions placed in email newsletters, revenues from these operations could be materially and adversely affected.

     If we are unable to maintain LifeMinders engaged member base by keeping current members active (i.e., opening email newsletters and responding to the advertisements contained in those newsletters), advertisers could find our audience less attractive and effective for promoting their products and services.

 COMPETITION IN THE ONLINE ADVERTISING MARKET INDUSTRY IS INTENSE, AND LIFEMINDERS' SCALED BACK OPERATIONS MAY MAKE IT MORE DIFFICULT FOR US TO COMPETE EFFECTIVELY AND MAY REDUCE OUR ABILITY TO RETAIN AND ATTRACT ADVERTISERS.

     We face intense competition from both traditional and online advertising and direct marketing businesses. LifeMinders' scaled back operations will make it more difficult to compete effectively with its competitors. If we are not able to compete effectively, we may not be able to retain current advertisers or attract new advertisers. This would reduce revenues from our LifeMinders' operation. We face competition for marketing dollars from online portals and community websites such as AOL, Yahoo!, and CNET Networks, Inc. In addition, other companies offer competitive email direct marketing services, including coolsavings.com, MyPoints.com, NetCreations, YesMail.com and Digital Impact.

     Additionally, traditional advertising agencies and direct marketing companies may seek to offer online products or services that compete with those offered by us.

     Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. Our competitors will most likely continue to develop and market new technologies and products and to conduct research allowing them to identify and respond to changes in customer requirements. In addition, these competitors will continue to aggressively market and sell their products and services.

 WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY RIGHTS AND OTHER PROPRIETARY INFORMATION, AND ANY FAILURE TO PROTECT AND MAINTAIN THESE RIGHTS AND INFORMATION COULD PREVENT US FROM COMPETING EFFECTIVELY.

     We seek to protect through a combination of patent, copyright, trade secret and trademark law, as well as confidentiality or license agreements with employees, consultants, and corporate and strategic partners. If we are unable to prevent the unauthorized use of our proprietary information or if our competitors are able to develop similar technologies independently, the competitive benefits of our LifeMinders' technologies, intellectual property rights and proprietary information will be diminished.

 WE DEPEND HEAVILY ON ITS NETWORK INFRASTRUCTURE AND IF THIS FAILS IT COULD RESULT IN UNANTICIPATED EXPENSES, AS WELL AS PREVENT OUR LIFEMINDERS' MEMBERS FROM EFFECTIVELY UTILIZING OUR LIFEMINDERS' SERVICES. THIS COULD NEGATIVELY IMPACT OUR ABILITY TO RETAIN LIFEMINDERS' MEMBERS AND ADVERTISERS.

     Our ability to successfully create and deliver our LifeMinders' email newsletters depends in large part on the capacity, reliability and security of its networking hardware, software and telecommunications infrastructure. Failures of the network infrastructure could result in unanticipated expenses to address such failures and could prevent our LifeMinders' members from effectively utilizing our LifeMinders' services, which could prevent us from retaining members and advertisers. We do not have fully redundant systems or a formal disaster recovery plan. The system is susceptible to natural and man-made disasters, including earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of the systems. Our insurance policies may not adequately compensate it for any losses that may occur due to any damages or interruptions in the systems. Accordingly, we could be required to make capital expenditures in the event of unanticipated damage.

     In addition, our LifeMinders' members depend on Internet service providers, or ISPs, for access to our LifeMinders website. Due to the rapid growth of the Internet, ISPs and websites have experienced significant system failures and could experience outages, delays and other difficulties due to system failures unrelated to our LifeMinders' systems. These problems could harm our LifeMinders' business by preventing members from effectively utilizing its services.

 THE CONTENT CONTAINED IN LIFEMINDERS' EMAILS MAY SUBJECT IT TO SIGNIFICANT LIABILITY FOR NEGLIGENCE, COPYRIGHT OR TRADEMARK INFRINGEMENT OR OTHER MATTERS.

     If any of the content that we create and deliver to our LifeMinders members or any content that is accessible from our LifeMinders' emails through links to other websites contains errors, third parties could make claims against us for losses incurred in reliance on such information. In addition, the content contained in or accessible from LifeMinders' emails could include material that is defamatory, violates the copyright or trademark rights of third parties, or subjects it to liability for other types of claims. Our general liability insurance may not cover claims of these types or may not be adequate to indemnify it for all liability that may be imposed. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could result in significant costs and expenses and damage our reputation.

     We have also entered into agreements with certain e-commerce partners under which we may be entitled to receive a share of certain revenue generated from the purchase of goods and services through direct links to LifeMinders' e-commerce partners from the emails sent by us. These agreements may expose us to additional legal risks and uncertainties, including potential liabilities to consumers of those products and services by virtue of our involvement in providing access to those products or services, even if we do not provide those products or services. Any indemnification provided to us in its agreements with these parties, if available, may not adequately protect us.

 CONCERNS ABOUT, OR BREACHES OF, THE SECURITY OF OUR LIFEMINDERS' MEMBER DATABASE COULD RESULT IN SIGNIFICANT EXPENSES TO PREVENT BREACHES, AND SUBJECT US TO LIABILITY FOR FAILING TO PROTECT THE MEMBERS' INFORMATION.

     We maintain a database containing information about our LifeMinders members. Unauthorized users accessing our LifeMinders' systems remotely may access its database or authorized users may make unauthorized copies of all or part of the database for their own use in violation of specific agreements to the contrary. As a result of these security and privacy concerns, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by security breaches, and may be unable to effectively target direct marketing offers to members or may be subject to legal claims of members if unauthorized third parties gain access to our LifeMinders' system and alter or destroy information in its database. Also, any public perception that we engaged in the unauthorized release of member information, whether or not correct, would adversely affect our ability to retain members.

 OUR LIFEMINDERS' BUSINESS MAY BE ADVERSELY AFFECTED BY THE REFUSAL OF ONE OR MORE EMAIL DELIVERY PROVIDERS TO DELIVER OUR, OR OUR CUSTOMERS', MESSAGES.

     Our LifeMinders' business may be adversely affected by the unilateral election of certain domain administrators to block, filter or otherwise prevent the delivery of Internet advertising or commercial emails to their users. We cannot assure you that the number of domains which establish policies restricting their users receipt of commercial deliveries as consideration for receiving service will not become increasingly more popular, thereby diminishing the reach of our LifeMinders' service, or the service of our customers.

 OUR LIFEMINDERS' BUSINESS MAY BE ADVERSELY AFFECTED BY PRODUCTS OFFERED BY THIRD PARTIES.

     Our ability to continue operating our LifeMinders' business may be adversely affected by the adoption by computer users of technologies that harm the performance of our products and services, such as technologies that allow domain administrators on the aggregate level, or individual users managing their own email accounts, to block, filter or otherwise prevent the delivery of Internet advertising or commercial emails, or to block access to any services that use cookies or other tracking technologies. We cannot assure you that the number of domains or individual computer users who employ these or other similar technologies will not increase, thereby diminishing the efficacy of our LifeMinders', or our customers', services. LifeMinders' business, financial condition and results of operations could be materially and adversely affected if one or more of these technologies is widely accepted.

  SWEEPSTAKES REGULATION MAY LIMIT OUR ABILITY TO CONDUCT SWEEPSTAKES AND OTHER CONTESTS, WHICH COULD NEGATIVELY IMPACT OUR ABILITY TO RETAIN LIFEMINDERS' MEMBERS.

     The conduct of sweepstakes, lotteries and similar contests, including by means of the Internet, is subject to extensive federal, state and local regulation, which may restrict our ability to offer contests and sweepstakes in some geographic areas or altogether. Any restrictions on these promotions could adversely affect our ability to retain LifeMinders' members.

  OUR LIFEMINDERS' BUSINESS MAY BE ADVERSELY AFFECTED IF DEMAND FOR INTERNET ADVERTISING FAILS TO GROW AS PREDICTED OR DIMINISHES.

     The Internet advertising industry is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand and acceptance for Internet advertising solutions is uncertain. Many of our advertising customers have limited experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. These customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. We cannot assure you that our advertising customers will continue to allocate a portion of their advertising budget to Internet advertising or that the demand for Internet advertising will continue to develop to sufficiently support Internet advertising as a significant advertising medium. LifeMinders' results of operations have been adversely affected in recent quarters as a result of a significantly declining market for online advertising, and we expect that these adverse market conditions will continue. If the market for online advertising fails to improve or deteriorates more than expected, our LifeMinders' business, and consequently, our results of operations and financial condition could be materially and adversely affected.

     There are currently no generally accepted standards or tools for the measurement of the effectiveness of Internet advertising or the planning of advertising purchases, and generally accepted standard measurements and tools may need to be developed to support and promote Internet advertising as a significant advertising medium. Our advertising customers may challenge or refuse to accept the measurements of advertisement delivery results developed by us or a third party. In addition, the accuracy of database information used to target advertisements is essential to the effectiveness of Internet advertising that may be developed in the future. The information in our database, like any database, may contain inaccuracies that its customers may not accept.

     A significant portion of LifeMinders' revenue has historically been derived from the delivery of advertisements, which are designed to contain the features and measuring capabilities requested by advertisers. If advertisers determine that those ads are ineffective or unattractive as an advertising medium or if we are unable to deliver the features or measuring capabilities requested by advertisers, the long-term growth of our online advertising business could be limited and revenue levels could decline. There are also "filter" software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and LifeMinders' business, could be materially and adversely affected by web users' widespread adoption of this software.

  THE UNAUTHORIZED ACCESS OF CONFIDENTIAL MEMBER INFORMATION THAT WE TRANSMIT OVER PUBLIC NETWORKS COULD ADVERSELY AFFECT ITS ABILITY TO RETAIN MEMBERS.

     Our LifeMinders members transmit confidential information to us over public networks and the unauthorized access of such information by third parties could harm our reputation and significantly hinder our efforts to retain LifeMinders' members. We rely on a variety of security techniques and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect customer transaction data.

  PROBLEMS WITH THE PERFORMANCE AND RELIABILITY OF THE INTERNET INFRASTRUCTURE COULD ADVERSELY AFFECT THE QUALITY AND RELIABILITY OF THE PRODUCTS AND SERVICES WE OFFER OUR MEMBERS AND ADVERTISERS.

     We depend on the Internet infrastructure to deliver attractive, reliable and timely email newsletters to our LifeMinders members. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. Among other things, continued development of the Internet infrastructure will require a reliable network backbone with necessary speed, data capacity and security. Currently, there are regular failures of the Internet network infrastructure, including outages and delays, and the frequency of these failures may increase in the future. These failures may reduce the benefits of our LifeMinders' products and services to our LifeMinders' members and undermine our advertising partners' and members' confidence in the Internet as a viable commercial medium. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity or due to government regulation.

  WE MAY HAVE TO LITIGATE TO PROTECT ITS INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS OR TO DEFEND CLAIMS OF THIRD PARTIES, AND SUCH LITIGATION MAY SUBJECT IT TO SIGNIFICANT LIABILITY AND EXPENSE.

     There is a substantial risk of litigation regarding intellectual property rights in Internet-related businesses. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving. We may have to litigate in the future to enforce its intellectual property rights, protect its trade secrets or defend itself against claims of violating the proprietary rights of third parties. This litigation may subject us to significant liability for damages and result in invalidation of proprietary rights. In addition, such litigation could be time-consuming and expensive to defend, even if not meritorious, and result in the diversion of management time and attention. Any of these factors could adversely affect our LifeMinders' business operations.

  GOVERNMENT REGULATION COULD ADD SIGNIFICANT ADDITIONAL COSTS TO OUR BUSINESS AND IMPOSE RESTRICTIONS ON OUR MARKETING PRACTICES WHICH COULD INTERFERE WITH OUR OPERATIONS AND HAVE A SIGNIFICANT ADVERSE EFFECT ON REVENUES.

     Laws and regulations applicable to direct marketing, telemarketing, Internet marketing, consumer protection and membership club services are becoming more prevalent. Each of the 50 states and the Federal government has laws regulating telemarketing, sweepstakes promotions, promotional incentives and advertising to consumers, which vary from state to state. While we review our Cross Media telemarketing scripts and advertising copy to ensure that they comply with applicable laws, there is no guarantee that Federal or state authorities will not find that our marketing efforts do not comply with these laws. In addition, it is likely that additional Federal and/or state regulations regarding telemarketing, sweepstakes, email marketing and other marketing practices engaged in by our Cross Media business will be enacted. If enacted, these regulations could have an adverse effect on revenues and result in additional expenses to our Cross Media business and could require Cross Media to refrain from engaging in specific activities or modify its business practices.

     The Federal Trade Commission is currently in the process of reviewing the provisions of the Telemarketing Sales Rule and Negative Option Rule to determine if any changes to the rule should be made. If the Federal Trade Commission determines that changes to the rule are necessary, changes could have a significant adverse effect on our Cross Media business.

     In 1999, Congress enacted the Deceptive Mail Prevention and Enforcement Act, which imposes various restrictions on the offering of sweepstakes through the mail. Additional sweepstakes legislation has been enacted or is pending in various states. This additional regulation could have an adverse impact on our Cross Media marketing activities.

     Federal and state authorities have also been investigating various companies' use of marketing practices, such as the use of personal information, magazine subscription agents' sweepstakes practices and the marketing of membership club services through the use of inbound and outbound telemarketing campaigns. These investigations could result in additional rules, regulations or industry standards, which could have an adverse impact on our marketing practices. At least two of the state investigations have directly involved Memberworks, whose club memberships Cross Media is marketing. To the extent Cross Media derives revenue from the sale of memberships in the Memberworks club, there is a risk that Cross Media could be subject to investigation as well, which could have an adverse impact on it.

  EXTENSIVE GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES RELATED TO DOING BUSINESS ON THE INTERNET COULD LIMIT OUR SALES OR ADD SIGNIFICANT ADDITIONAL COSTS TO OUR BUSINESS.

     Laws and regulations directly applicable to Internet communications, commerce, marketing and data protection are becoming more prevalent. If any of these laws hinder the growth of Internet use generally or decreases the acceptance of the Internet as a medium of communications, commerce and marketing our Cross Media business and prospects may suffer materially. The United States Congress has enacted Internet laws regarding children's privacy, copyrights and taxation. Other laws and regulations may be adopted covering issues such as user privacy, marketing activities, pricing, content, taxation and quality of products and services. The governments of some states and foreign countries have begun to regulate our Cross Media transactions and levy sales or other taxes relating to its activities and will likely continue to do so. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising and marketing services. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

     Laws and regulations governing the transmission of unsolicited email marketing messages are being considered in many jurisdictions. Legislation of that type has recently been adopted by numerous states, and similar legislation is pending in several states and in Congress. These laws could have an adverse impact on our Cross Media Internet marketing activities. The Telecommunications Act of 1996 prohibits some types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future.

  CHANGES IN LAWS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF INTERNET USERS AND CONSUMERS COULD HARM OUR BUSINESS.

     There have been increasing public debate about the collection, distribution and use of information about consumers. New limitations on the collection and use of information relating to Internet users are currently being considered by legislatures and regulatory agencies in the United States and internationally. We are unable to predict whether any particular proposal will pass, or the nature of the limitations in those proposals that do pass. Since many of the proposals are in their developmental stages, we are unable to determine the impact these may have on our business. In addition, it is possible that changes to existing law, including new interpretations of existing law, could have a material and adverse impact on our business, financial condition and results of operations.

  THE SUBSTANTIAL NUMBER OF OPTIONS AND WARRANTS TO PURCHASE CROSS MEDIA COMMON STOCK COULD RESULT IN DILUTION TO CROSS MEDIA STOCKHOLDERS.

     If the holders of the outstanding Cross Media options and common stock purchase warrants exercise those options and warrants, including those issued in connection with the merger and warrants being issued as partial consideration for conversion of outstanding preferred stock, and the holders of all outstanding convertible securities converted them into common stock, Cross Media would be required to issue approximately 5.1 million additional shares of common stock, based on current exercise and conversion prices. The exercise of options and warrants and convertible rights, most of which have exercise prices or conversion rates below the current market price of Cross Media common stock, will result in dilution to Cross Media stockholders.

  BECAUSE OWNERSHIP OF CROSS MEDIA IS CONCENTRATED, A SMALL NUMBER OF STOCKHOLDERS EXERT SIGNIFICANT INFLUENCE OVER CROSS MEDIA.

     If a few of the largest stockholders of Cross Media were to act together, as a result of their aggregate ownership, they would have the ability to exert significant influence over Cross Media's business, including the election of directors and the approval of any other action requiring the approval of stockholders. This concentration of share ownership may:

     - delay or prevent a change of control of Cross Media;

     - impede a merger, consolidation, takeover or other business combination involving Cross Media; and/or

     - discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Cross Media.

  PROVISIONS OF CROSS MEDIA'S CORPORATE CHARTER DOCUMENTS AND DELAWARE LAW COULD DELAY OR PREVENT A CHANGE OF CONTROL.

     Cross Media's certificate of incorporation authorizes the board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by Cross Media's board of directors, without further action by stockholders, and may include, among other things, voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. Specific rights granted to future holders of preferred stock could be used to restrict Cross Media's ability to merge with, or sell its assets to, a third party. The ability of Cross Media's board of directors to issue preferred stock could discourage, delay, or prevent a takeover of Cross Media, thereby preserving control by the current stockholders.

     As a Delaware corporation, Cross Media is subject to the General Corporation Law of the State of Delaware, including Section 203, an anti-takeover law enacted in 1988. In general, Section 203 restricts the ability of a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder. Subject to exceptions, an interested stockholder is a person who, together with affiliates and associates, owns, or within three years did own, 15% or more of a corporation's voting stock. As a result of the application of Section 203, potential acquirers may be discouraged from attempting to acquire Cross Media, thereby possibly depriving its stockholders of acquisition opportunities to sell or otherwise dispose of its stock at above-market prices typical of acquisitions.

                       CROSS MEDIA MARKETING CORPORATION
                        QUARTER ENDED SEPTEMBER 30, 2001

                           PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

     No significant changes have occurred with respect to legal proceedings as disclosed in Part I, Item 3, of the Company's 2000 Annual Report on Form 10-KSB.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT ISSUANCES OF UNREGISTERED SECURITIES TO PROFESSIONALS

     On July 15, 2001, we issued two-year warrants to purchase 6,000 shares of common stock to Koyah Leverage Partners, L.P. Koyah Leverage Partners, L.P. as consideration for a delay in the filing of a registration statement covering 120,000 of common stock held by Koyah. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Koyah Leverage Partners, L.P. represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On July 18, 2001, we issued 81,464 shares of Cross Media common stock to the holders of the new Series A Shares based upon accrued dividends through that date.

     On August 15, 2001, we issued two-year warrants to purchase 3,000 shares of common stock to Koyah Leverage Partners, L.P. Koyah Leverage Partners, L.P. as consideration for a delay in the filing of a registration statement covering 120,000 of common stock held by Koyah. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering,because: (1) Koyah Leverage Partners, L.P. represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On August 16, 2001, we issued five-year warrants to purchase 3,000 shares of common stock to Paul E. Taboada for consulting services rendered to the Company. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Paul E. Taboada represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On August 16, 2001, we issued five-year warrants to purchase 2,000 shares of common stock to Hornblower and Weeks Financial Corporation for consulting services rendered to the Company. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Hornblower and Weeks Financial Corporation represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On August 16, 2001, we issued five-year warrants to purchase 4,000 shares of common stock to Middleburg Euro RSCG for consulting services rendered to the Company. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Middleburg Euro RSCG represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On September 1, 2001, we issued five-year warrants to purchase 10,000 shares of common stock to Capital Research, Ltd. for consulting services rendered to the Company. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Capital Research, Ltd. represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On September 4, 2001, we issued five-year warrants to purchase 4,000 shares of common stock to Richard Geist as a sales commission in connection with the sale of additional shares of common stock. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Richard Geist represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On September 15, 2001 we issued two-year warrants to purchase 3,000 shares of common stock to Koyah Leverage Partners, L.P. as consideration for a delay in the filing of a registration statement covering 120,000 of common stock held by Koyah. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because:
(1) Koyah Leverage Partners, L.P. represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) we did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

OTHER RECENT SALES OF UNREGISTERED SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K

     We filed the following Current Report on Form 8-K during the fiscal quarter ended September 30, 2001:

          (i) On July 19, 2001, we filed a Current Report on Form 8-K regarding an executed definitive agreement to acquire LifeMinders, Inc., and online direct marketer

          (ii) On July 25, 2001, we filed a Current Report on Form 8-K regarding agreements (the "Agreements") with the holder (the "Holder") of all of the 50,625 outstanding shares of our New Series A Shares provided for among other things, the conversion and/or redemption of such shares simultaneously and conditioned upon the consummation of, our proposed acquisition of LifeMinders, Inc.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CROSS MEDIA MARKETING CORPORATION
                                          (Registrant)

                                          By:       /s/ CHET BORGIDA
                                            ------------------------------------
                                            Name: Chet Borgida
                                            Title:  Executive Vice President
                                                and Chief Financial Officer
                                                (principal financial and
                                                    accounting officer)

Dated: November 14, 2001