Form 10KSB
period 2001-12-31
CROSS MEDIA MARKETING CORP
filed 2002-03-27
CIK 1069201

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

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

                           461 FIFTH AVENUE, 19 FLOOR
                            NEW YORK, NEW YORK 10017
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
                                 (212) 457-1200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

             SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                  -----------------------------------------
        Common Stock, $.001 par value                      American Stock Exchange

             SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the year ended December 31, 2001 were $100.1 million.

     As of March 25, 2002 the issuer had outstanding 13,351,051 shares of Common Stock. The aggregate market value of the Common Stock held by nonaffiliates as of March 25, 2002 was approximately $102.2 million, based on a closing price for the Common Stock of $12.20 on the American Stock Exchange on such date.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                 PART OF
                          DOCUMENT                                 FORM
                  INTO WHICH INCORPORATED                         10-KSB
                  -----------------------                        -------
Portions of the Registrant's Definitive Proxy Statement for
  its 2002 Annual Meeting of Stockholders...................       III

     With the exception of the portions of the Definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders expressly incorporated into this Report by reference, such document shall not be deemed filed as a part of this Annual Report on Form 10-KSB.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

     The statements contained in this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could affect Cross Media's ability to achieve the anticipated financial results. Additionally, certain statements contained herein and in the information posted on the website of Cross Media that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Cross Media intends that forward-looking statements contained herein and on its website be subject to the safe harbor created thereby. Such forward-looking statements are based on current expectations of management but involve certain risks and uncertainties. Cross Media's actual results, performance or achievements could differ materially from the results, performance or achievements projected in, or implied by, such forward-looking statements as a result of risk factors, including, without limitation, the following: Cross Media's ability to integrate the recently acquired National Syndications operations and to make additional strategically appropriate acquisitions; the adequacy of accounts receivable reserves, changes in economic conditions or a material decline in the availability of consumer credit, interest rate fluctuations, Cross Media's limited operating history, competitive factors, the need to manage growth, volatility in the market price of the common stock and the securities markets generally, risks relating to government regulation of telemarketing and Internet marketing activities, Cross Media's ability to exploit its database and technological innovations and potential dilution. These factors are described in detail in this Form 10-KSB

GENERAL

     Cross Media is a technology-driven direct marketing company that specializes in executing targeted, interactive sales campaigns utilizing multiple direct marketing channels, including direct mail, inbound and outbound telesales, print ads, web marketing and e-mail. The Company sells a variety of products through these multiple channels, including multi-magazine subscription packages, discount buying club memberships, collectibles, lifestyle products and telecom services. Cross Media utilizes its proprietary database management and profiling technology to augment and perpetually update its permission-based database of over 30 million consumers.

     Cross Media emphasizes its cross-channel marketing strategy, which is an effective integration of online and offline marketing techniques. By utilizing all available channels to make contact with the consumer, Cross Media seeks to maximize the synergies of cross-channel marketing. Cross Media frequently initiates contact with a consumer through one channel and consummates a transaction through another channel. For example, e-mails or direct mail often attract the interest of a consumer, who then responds by calling an 800 number.

     Cross Media delivers mass reach and micro-targeted messages by leveraging its proprietary marketing assets, including the following channels:

          Each month, Cross Media's owned and independent call centers working on the Company's behalf communicate with approximately 1.5 million consumers.

          Utilizing its proprietary technology platform acquired in the LifeMinders acquisition in October 2001, Cross Media sends out more than 200 million individualized and personalized e-mails each month.

          Cross Media, through its National Syndications ("NSI") business acquired in January 2002, advertises Cross Media and NSI products in 1,500 newspapers, reaching over 62 million U.S. homes weekly.

          Cross Media advertises its proprietary products on numerous websites, informally referred to internally as the Cross Media Network.

     Cross Media's principal office is located at 461 Fifth Avenue, New York, N.Y. 10017 and its telephone number at that address is (212) 457 1200.

BUSINESS STRATEGY

     Cross Media's strategy is to marry well established direct marketing skills with a variety of new technologies, including e-mail marketing, web-based systems and database management, resulting in a multi-faceted marketing platform for the sale of products and services. Through repeated interactions with consumers, Cross Media decides on the best channel or channels to use to market to a specific customer based on the consumer's own behavior. As a result of this accretive marketing technique, Cross Media expects that it can contact consumers on a cost effective basis.

     Accretive marketing also permits Cross Media to accumulate significant information about its customers and potential customers, including demographic and pyschographic data, such as values, lifestyles, purchase behavior, preferences. Cross Media plans to use its multiple consumer contacts to develop a dynamic consumer database and to integrate all of its activities into a single new system, which, when completed, will allow Cross Media to target marketing campaigns to select sub-groups of its total customer base and even to individual consumers. As Cross Media gains knowledge and data through its marketing programs, it will be able to measure the success of these programs, eventually being able to tailor marketing on a real-time basis according to each consumer's profile, including channel preference, time of day preference, and product preferences.

     Cross Media's primary objective is to build a relationship with a customer and to continually learn how to meet that customers' wants.

MAGAZINE SUBSCRIPTIONS

     Magazine subscription sales accounted for 82% of Cross Media's 2001 revenues and are expected to account for 50% or more of Cross Media's revenue for 2002. Cross Media acts as a subscription agency which has the direct authority on behalf of magazine publishers to solicit magazine subscription orders and to enter those orders with fulfillment houses designated by the publishers.

     Each month, Cross Media sources lists of approximately 5 million potential magazine buyers from traditional list brokers, producers of direct response television commercials and infomercials, and from web sites that supply names of registrants. Cross Media supplies these lists to its own call centers and approximately 20 independent telesales agencies that are contracted to generate sales of magazine subscriptions on its behalf. Two of these independent telesales agencies accounted for approximately 39% of Cross Media's magazine subscription revenues in 2001.

     In addition to sourcing lists of consumers, Cross Media utilizes e-mail marketing campaigns in conjunction with a third party to generate inbound telephone calls to many of the telesales centers. Utilizing its proprietary hardware and software platform, Cross Media tracks and controls each customer contact and compiles customer statistics and profiles.

     Each consumer contacted is offered a "bundle" of four to five magazines subscriptions having an average selling price of $600 per bundle, for a subscription period of between one and four years. Generally, Cross Media does not sell single magazine subscriptions. After the call center has submitted the order to Cross Media for processing, Cross Media calls each customer to verify the details of the magazine subscription order and the customer's credit card information. When the verification process is complete, Cross Media forwards accepted orders to the magazine publishers' fulfillment center for entry and pays the publishers an agreed upon amount for the order. Cross Media charges the subscriber for the order, automatically debiting the subscriber's credit card on a monthly basis, generally over a 12-month period.

     When a customer's order is verified, Cross Media attempts to generate additional revenue and thereby to enhance the profitability of the sale. This is done in a variety of ways, including offering the customer special promotions sponsored by magazine publishers to increase subscriptions, as well as offering discount buying club memberships and telecommunications services. In the year ended December 31, 2001, Cross media sold in excess of one million special promotion subscriptions, resulting in revenues of $ 4.9 million for the year.

     While there are no limitations on who may sell magazines to the public, the companies and individuals that sell magazines must forward the subscriptions to the publisher through a clearinghouse which has been granted authority to do so by the publisher and must pay a fee to the clearinghouse to clear the order. Establishing a clearinghouse relationship is difficult due to magazine publishers' reluctance to grant this authority to new companies. The Company has been granted authority to clear orders for approximately 250 major U.S. magazine publications. In addition to Cross Media, the industry leaders in sales of magazine subscriptions are Synapse, USA Pubs and Quality School Plan. Of these, only USA Pubs utilizes a call center as its primary means of contacting potential customers.

     Cross Media competes on the basis of the total value of the bundle of magazines sold to the customer versus the cost of purchasing individual magazine subscriptions as well as the convenience for the customer of dealing with a single source for all of their magazine subscriptions.

LIFESTYLE AND CONTINUITY PRODUCTS

     Cross Media through its subsidiary, NSI, markets a wide range of videos, audio products, coins, collectibles, lifestyle products, exercise equipment, and other general merchandise.

     NSI, acquired by Cross Media in January of 2002, was founded in 1984 to source, develop and market a wide variety of products through direct response advertising in Parade Magazine. By agreeing to purchase all unsold advertising space from a magazine at press time, NSI has secured advertising rates substantially below those offered to other advertisers. Since its founding, NSI has maintained an advertising contract with Parade and has made similar agreements with USA Weekend and American Profile, the other two national Sunday magazines. NSI receives notification of unsold space three to four weeks prior to the date of publication and may run as many as 25 different product offers, determined in large part by the regions, sizes, market locations and circulation available.

     All products sold through NSI are test marketed prior to rollout and increased profits are pursued through creative and price tests on successful offers. The consumer response to test ads is analyzed using NSI's database of results of over 3,000 past print ads. The Company utilizes its inbound call center operation based in Jacksonville, Florida to take customer orders and update Cross Media's database, while outbound operators market additional product offerings to the customer base. Most products are sold under the Publishers Choice brands, while the Rogers and Webster, Healthstyle and Publishers Choice Video Catalog brand are used for specialty offers.

     NSI has developed a sophisticated continuity business model that capitalizes on low cost customer acquisition resulting from NSI's media contracts. The continuity model assumes that a customer will order products such as travel videos and collectible coins on a monthly basis. NSI's operators are trained to encourage customers to purchase more than one item in any interest category, which has enabled NSI to increase the lifetime value of each customer obtained.

     Current continuity programs include such products as:

          - Morgan Silver Dollars -- Collectible U.S. silver dollars minted from 1878 to 1921.

          - Walking Liberty Half Dollars -- Collectible U.S. silver coins minted from 1929 to 1947.

          - Colorized Commemorative State Quarters -- Specialty colorized versions of the popular series currently issued by the U.S. Mint.

          - World's Greatest Train Rides(TM) -- A 36 video series each featuring a scenic rail journey in a different travel destination.

          - Hard Hat Harry(TM) Real Life Adventures for Kids -- A 24 video series each featuring the character Hard Hat Harry explaining a different subject to children 3 to 8.

          - The Winning of World War II -- A 30 video series featuring live action combat footage.

          - Glucosamend -- A bi-monthly shipment continuity of a glucosamine nutritional supplement.

     NSI test markets over 150 new offers and rolls out approximately 45 offers each year. Many of these rollouts are for successful infomercial and spot TV offers such as Total Gym, TAEBO(R), Thighmaster and Riverdance, for which NSI has secured exclusive newspaper and Sunday magazine marketing rights. However, most rollouts are developed internally by NSI including over 200 video titles manufactured and sold as continuities under proprietary license, including Hard Hat Harry's Real Life Construction Equipment for Kids and The Great Canadian Train Ride. These video titles have been marketed on television by NSI as have The Best of Victor Borge and David Carradine's Tai Chi Workout. In addition to offerings videos and collectible coins, NSI also advertises a variety of offers in other product lines including jewelry, books, music CD's health aids, horticulture and die cast collectibles.

LIFESTYLE AND CONTINUITY PRODUCTS COMPETITION

     There are numerous marketers who advertise regularly in the Sunday magazines including Bose, Franklin Mint, Techno Scout and United Research Books. Advertising from some of these companies is competitive with some of NSI's product lines, specifically collectible coins, die cast replicas, books and certain general merchandise offers. There is virtually no competition in the music and video categories. Cross Media in not aware of any other agreements comparable to NSI's agreements with the Sunday magazines to purchase unsold advertising space.

     NSI competes with these other marketers on the basis of:

          its low cost and high volume of advertising space, which offers a unique vehicle to test-market new products offerings;

          a wide breadth of product offerings, which in 2001 was over 150 individual offerings;

          the strong brand recognition associated with Publishers Choice, which Advertising Age Magazine reported as being ranked 144th on its most recent list of top megabrands; and

          NSI's expertise, both in outbound and inbound telesales, involving the up-selling of continuity programs and additional products and services.

MEMBERSHIP PROGRAMS

     Cross Media introduced its membership programs in September 2001 as part of a strategic initiative to expand its product portfolio and establish competencies in the Internet channel. The Internet is the primary sales channel for Cross Media's membership programs and serves to give members convenient access to member benefits.

     The membership programs have been designed to create an opportunity for cross-selling other products to the customer over time and, further, allows Cross Media to begin collecting information about the customer. The membership programs can be marketed in a variety of contexts and, as a result, allow Cross Media to maximize the value of a transaction and enhance the value of customer relationships.

     Cross Media has invested heavily in fulfillment and customer care in order to provide members with a positive experience. The ease of use of Cross Media's programs is reinforced by their web-centric nature which serves as an important channel to communicate directly with members in a very targeted and efficient manner.

     Cross Media's membership programs address key consumer interest affinities such as health and wellness, travel, home and financial services, and currently include the following:

BRAND                                                    DESCRIPTION
-----                                                    -----------
Premia(TM)                        A broad-based discount buying service that focuses on
                                  home and related products, including discounts on
                                  electronics and appliances, auto care, specialty retail
                                  and other merchandise.
WellShore(TM)                     A program for consumers that are underinsured, which
                                  provides members with savings of up to 50% on
                                  prescriptions from a network of 40,000 pharmacies plus
                                  mail order, discounts on dental care (including cosmetic
                                  dentistry) and savings of 20%-60% on eyeglasses and
                                  contacts from leading optical stores. In addition, there
                                  are discounts on alternative care, including chiropractic
                                  care.
Destinations Direct(TM)           A comprehensive travel discount program developed in
                                  partnership with a leading tour operator. The program
                                  offers members everyday discounts of up to 50% on
                                  airfare, hotels, rental cars, cruises, vacation packages
                                  and resorts, as well as special last-minute promotions to
                                  popular destinations at attractive discounts.

     Cross Media competes with similar providers of membership services that market directly to consumers. These competitors include MemberWorks, Encore WebLoyalty and Quest. Significantly, Cross Media does not currently compete in the revenue enhancement category in which the competition is intense, the cost of entry is high and the regulatory issues are burdensome.

DATA SALES

     Cross Media acquires in excess of 250,000 new magazine subscribers, continuity buyers, transactional inquirers, lifestyle registrants, sweepstakes participants and members each month. These names and related customer information are placed in Cross Media's data bases and are cross referenced into relational databases which are overlayed with demographic and psychographic compiled data in order to create valuable interest groups that can be rented to other marketers. Cross Media continuously adds to this data warehouse each month through more consumer contacts, enriching it with more transactional specific data. The data mining potential is a powerful magnet to other companies and provides Cross Media not only with an ever-increasing significant monthly revenue source but a leverage tool for cross marketing partnerships with third parties.

WEB PRESENCE AND ONLINE MARKETING

     Cross Media uses the Internet to gather data about prospects and customers, deliver personalized content, send targeted marketing messages to drive consumers to call an 800-number or visit a web site and generate customer transactions. As such, the Internet has emerged as an important marketing channel for Cross Media. The Internet is the exclusive channel for several of Cross Media's brands, including LifeMinders(TM), PrizePlanet(TM)and Intelligent Mailbox(TM).

     LifeMinders, which was acquired by Cross Media in October 2001, provides personalized-information products and high-utility services for value-conscious, time-pressed consumers. Some of the LifeMinders services include timely tips, helpful hints, and personal reminders that improve members' everyday quality of life.

     LifeMinders currently offers three types of services through its email channel, all of which represent powerful commerce and data gathering opportunities. The first of these services is "MyMinders(TM)", a reminder and calendaring service that emails both "pulled" (member-initiated) and "pushed" (company-initiated based on member preferences) reminders. MyMinders keeps track of important events that members enter during the initial registration process and, then, send the member an email reminder one week before each event.

     The second set of services is the affinity products, DailyLife, HomeLife, HealthyLife and TravelLife. These products deliver highly targeted content and services. DailyLife, is delivered Monday through Friday and serves as a high-touch relationship and promotional vehicle. HomeLife, HealthyLife and TravelLife are delivered weekly. While DailyLife offers members local weather, news, polls, horoscopes and commentary, and strives to become an integrated part of our member's daily lives, the weekly products, serve a more strategic marketing purpose. Each weekly maps to a company Membership Program (e.g. TravelLife -- Destinations Direct, HealthyLife -- Wellshore, HomeLife -- Premia) as well as other affinity-oriented products and services.

     The third service is Intelligent Mailbox, a marketing platform that emerged from "inactive" LifeMinder members. These are members for which the Company has significant data, but who have less interest in forging a relationship with the LifeMinders brand. The Intelligent Mailbox brand is distinct from LifeMinders in the eyes of consumers, but leverages LifeMinders' email delivery technology as well as LifeMinders' content. At December 31, 2001, there were approximately 5 million active LifeMinders members of a total membership of 20 million.

     PrizePlanet is an online incentive site that provides consumers with high-perceived value products for no cost plus a nominal shipping and handling fee. PrizePlanet serves as an entry product for Cross Media by initiating a billing relationship with a consumer. In addition, PrizePlanet serves as a retention incentive for Cross Media's many continuity programs. As an incentive to remain a paying customer, individuals are directed to the site to select a prize for free. PrizePlanet is operated in partnership with SilverCarrot Inc., a privately-held firm, that provides the web hosting, merchandising and logistics.

     The Internet is also a primary marketing channel for other Cross Media brands, including the Premia, Destinations Direct and WellShore membership programs, and a support marketing channel for NSI's Publishers Choice.

TECHNOLOGY

     Cross Media businesses are supported by multiple technology components, including Automated Calling Distributors (ACD's) from Tier 1 providers, predictive dialers, content management software, e-mail delivery systems, data marts and a data warehouse, a customer targeting and behavior tracking sub-system, a list management system, an e-commerce application, multiple web sites, and order management systems. These systems are architected from a variety of technologies, primarily using Oracle and SQL Server databases on Intel-based hardware.

     Cross Media technology incorporates a variety of security procedures to protect confidential customer data. The Company limits, monitors and protects all outside access to its resources and data with state-of-the-art technology; all suspicious activity is logged and analyzed by qualified staff. Cross Media's data center is co-hosted at major third-party Internet data center operations that are constantly monitored and provide both physical and logistical security. These facilities provide redundant network connections and redundant connections to power grids and diesel generators to ensure continuous operations. In addition, these facilities provide physical security, around the clock operations support and monitoring and network diagnostic support as needed.

     The technology platform has been designed to scale appropriately with additional customers and volume. As the customer base expands, Cross Media increases its capacity and replicates its infrastructure to provide parallel operations. Therefore, there are no practical limits to growth because the distributed framework ensures that failures are isolated to a small portion of the operation.

     Cross Media's technology platform uses industry standard technologies to maximize reliability. Hardware reliability is ensured by a combination of redundancy at the component level and hot spares for groups of components. Software and data reliability are ensured through a variety of processes and quality assurance procedures. Cross Media has incorporated standard procedures, including daily database backups, off site storage of critical archives, and incremental backup of ongoing database modifications into its standard operating discipline. Additional reliability is provided by fault tolerant and redundant platform architecture, which utilize clustering technology to ensure single failures do not impact service availability.

REGULATION

     Telesales operations are subject to various state and federal regulations. The Federal Telephone Consumer Protection Act of 1991 limits the hours during which telesales personnel may call consumers between 8:00 AM and 9:00 PM, and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, and the Federal Trade Commission regulations promulgated thereunder, prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the Federal Trade Commission and state attorney generals have authority to prevent telesales activities that constitute unfair or deceptive acts or practices. Additionally, some states have enacted laws and others are considering enacting laws targeted directly at telesales practices. There can be no assurance that any laws, if enacted, will not adversely affect Cross Media's current or future operations by adversely affecting the operations and practices of the call centers owned by Cross Media or the independent call centers with which Cross Media has relationships. Compliance with regulations promulgated by these agencies is generally the responsibility of the call center. As a result, the call centers owned by Cross Media, as well as the independent call centers with which Cross Media has relationships could be subject to a variety of enforcement actions for any failure to comply with such regulations.

     Laws and regulations applicable to direct marketing, telemarketing, Internet marketing and consumer protection are becoming more prevalent. Each of the 50 states and the Federal government has laws regulating telemarketing, sweepstakes promotions, promotional incentives and advertising to consumers, which vary from state to state. While Cross Media reviews its telemarketing scripts and advertising copy to ensure that they comply with applicable laws, there is no guarantee that Federal or state authorities will not find that Cross Media's marketing efforts do not comply with these laws. In addition, it is likely that additional federal and/or state regulations regarding telemarketing, sweepstakes, e-mail marketing and other marketing practices engaged in by Cross Media will be enacted. If enacted, these regulations could have an adverse effect on revenues and result in additional expenses to Cross Media.

     The Federal Trade Commission is currently in the process of reviewing the provisions of the Telemarketing Sales Rule and has proposed several changes to the rule.

     The proposed changes include:

          The creation of a national "do not" call list;

          Verifiable authorization to conduct transactions for which the payment method lacks dispute resolution protection or protection against unauthorized changes;

          Expanded prize promotion disclosure;

          Restrictions on sharing and receiving consumer account information;

          Define outbound telephone calls to prevent abuses resulting from telemarketers soliciting on behalf of more than one seller or transferring the call to another telemarketer.

     Cross Media does not believe that the changes to the rule, as proposed would have a significant adverse effect on its operations or require any material change to its business practices.

     In 1999, Congress enacted the Deceptive Mail Prevention and Enforcement Act, which imposes various restrictions on the offering of sweepstakes through the mail. Additional sweepstakes legislation has been enacted or is pending in various states. This additional regulation could have an adverse impact on Cross Media's marketing activities.

     Federal and state authorities have also been investigating various companies' use of marketing practices, such as the use of personal information, magazine subscription agents' sweepstakes practices and the marketing of membership club services through the use of inbound and outbound telemarketing campaigns. These investigations could result in additional rules, regulations or industry standards, which could have an adverse impact on Cross Media's marketing practices.

     Laws and regulations directly applicable to Internet communications, commerce, marketing and data protection are becoming more prevalent. If any of these laws hinders the growth in use of the Internet generally, or decreases the acceptance of the Internet as a medium of communications, commerce and marketing, the business and prospects may suffer materially. The United States Congress has enacted Internet laws regarding children's privacy, copyrights and taxation. Other laws and regulations may be adopted covering issues such as user privacy, marketing activities, pricing, content, taxation and quality of products and services. The governments of some states and foreign countries have begun to regulate transactions and levy sales or other taxes relating to Cross Media's activities and will likely continue to do so. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising and marketing services. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

     Laws and regulations regulating the transmission of unsolicited e-mail marketing messages are being considered by many jurisdictions. Legislation or that type has recently been adopted by the States of California, Virginia and Washington, and similar legislation is pending in the State of New York and in Congress. The Telecommunications Act of 1996 prohibits some types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, Cross Media cannot be certain that similar legislation will not be enacted and upheld in the future.

     There has been increasing public debate about the collection, distribution and use of information about consumers. Although this debate has primarily focused on information collected through the Internet, many of the issues apply to data gathered through other media. Cross Media interacts with consumers through various direct marketing efforts, both online and offline. As a consequence of government regulation or evolving standards of consumer privacy protection, it may be required to make changes to its marketing media and platforms in ways that could diminish the effectiveness of marketing efforts, which could harm business.

EMPLOYEES

     As of March 26, 2002, Cross Media had approximately 374 full-time and 285 part-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

     Cross Media's principal office is located at 461 Fifth Avenue, New York, New York. Cross Media has a ten-year lease to rent 12,287 square feet of space at 461 Fifth Avenue, New York, New York at an estimated annual cost of approximately $708,000 which expires, in 2011. MOS' principal office is located at 200 Chastain Center Blvd Suite 250 Kennesaw, GA 30144 with an annual cost of approximately $280,000 and expires in 2008. Cross Media have an additional office in GA at 2550 Heritage Court, Atlanta, Georgia. The lease for this office provides for approximately 16,800 square feet of space, expires in 2004 and the annual rent is approximately $280,000. In addition, MOS leases 1,840 square feet of office space in Orlando, Florida at an annual rent of approximately $20,500 and 2,090 square feet of office space in Peoria, Illinois at an annual rent of approximately $23,100. NSI has an office in New York and two offices in Florida. The NSI office in New

York is located at 230 Fifth Avenue with an annual cost of approximately $185,000 for NSI's two offices in Florida have an annual cost of approximately $84,000 and $46,000, respectively. In January 2002, Cross Media entered into a five-year lease at 11720 Sunrise Valley Drive, Reston Virginia with 10,376 square feet for an approximate cost of $240,000 annually.

ITEM 3.  LEGAL PROCEEDINGS

     In March 2002, a complaint was filed in the United States District Court for the District of Kansas by J.M. Thies, John Minnick and William Sharp, on their behalf and on behalf of other former stockholders of eCoupons.com, Inc., against LifeMinders, Inc. (which Cross Media acquired on October 24, 2001), Douglas Lindgren and Jonathan Bulkeley, directors of Cross Media, and former officers and directors of LifeMinders, requesting monetary damages in an amount not less than $4.2 million and punitive damages in an amount not less than $5 million against the defendants. In accordance with the terms of the merger agreement with LifeMinders, Cross Media is obligated to indemnify the other defendants.

     The plaintiffs, former stockholders of eCoupons.com, Inc., a company that merged with and into LifeMinders in December 2000, allege that the defendants made misrepresentations to the plaintiffs to induce them to merge eCoupons with and into LifeMinders. Cross Media was aware of the dispute prior to closing the Lifeminders acquisition and believes that it has adequate insurance to cover any award of monetary damages in the lawsuit.

     Cross Media is not a party to any other material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of Cross Media's stockholders was held on October 24, 2001, at which time, Cross Media's stockholders adopted and approved: (1) the merger of LifeMinder's Inc. with and into Cross Media by a vote of 24,805,487 for, 18,386 against and 625 abstaining, (2) the amendment and restatement of Cross Media's certificate of incorporation by a vote of 24,742,618 for, 64,555 against and 7,325 abstaining, (3) the amendment to Cross Media's 1998 Stock Option Plan to increase the maximum number of shares of Common Stock that may be issued under the plan from 1,600,000 shares to 2,800,000 shares by a vote of 24,700,856 for, 82,805 against and 30,837 abstaining.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since August 1, 2000, Cross Media's common stock has been traded on the American Stock Exchange under the symbol "XMM". From August 1, 2000, through December 28, 2000, Cross Media common stock was traded on the American Stock Exchange under the symbol "SSM". Prior to August 2000, Cross Media's common stock was quoted on the OTC Bulletin Board.

     The following table sets forth the range of high and low sale prices of Cross Media's common stock since January 1, 2000 giving effect to the 1-for-5 share reverse split of Cross Media's common stock effected on October 24, 2001.

                                                                CROSS MEDIA
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED DECEMBER 31, 2000
  First Quarter.............................................  $20.00   $ 7.50
  Second Quarter............................................   13.13     5.16
  Third Quarter.............................................   15.32     8.75
  Fourth Quarter............................................   13.13     5.00
FISCAL YEAR ENDED DECEMBER 31, 2001
  First Quarter.............................................   11.88     4.00
  Second Quarter............................................   10.75     4.50
  Third Quarter.............................................   10.90     6.00
  Fourth Quarter............................................    9.40     6.25
FISCAL YEAR ENDING DECEMBER 31, 2002
  First Quarter through March 25, 2002......................   13.18     9.20

DIVIDENDS

     Cross Media has never paid or declared any dividends on its common stock and does not contemplate paying any such dividends in the foreseeable future. Cross Media currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and the financial position of Cross Media, general economic conditions, restrictions under financing documents and other relevant factors. In connection with Fleet credit agreement, Cross Media is currently prohibited from declaring and paying dividends other than dividends payable in shares of common stock, to its stockholders.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

     On October 15, 2001, Cross Media issued two-year warrants to purchase 3,000 shares of common stock to Koyah Leverage Partners, L.P. as consideration for a delay in the filing of a registration statement covering 120,000 shares of common stock held by Koyah. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Koyah Leverage Partners, L.P. represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On October 19, 2001, Cross Media issued five-year warrants to purchase 2,000 shares of common stock to Michael K. Dosch for consulting services rendered to Cross Media. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Michael K. Dosch represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On October 19, 2001, Cross Media issued five-year warrants to purchase 2,000 shares of common stock to Timothy S. Ziegler for consulting services rendered to Cross Media. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Timothy S. Ziegler represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On October 19, 2001, Cross Media issued five-year warrants to purchase 4,000 shares of common stock to S. Craig Scott for consulting services rendered to Cross Media. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) S. Craig Scott represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On October 24, 2001, Cross Media issued five-year warrants to purchase 4,000 shares of common stock to Harry Joe Brown for consulting services rendered to Cross Media. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Harry Joe Brown represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On October 24, 2001, Cross Media issued five-year warrants to purchase 6,667 shares of common stock to Ken Lambert for consulting services rendered to Cross Media. The issuance of these securities was made in reliance on Section 4
(2) of the Securities Act as a transaction not involving any public offering, because: (1) Ken Lambert represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On October 24, 2001, Cross Media issued five-year warrants to purchase 3,333 shares of common stock to Peter Clark for consulting services rendered to Cross Media. The issuance of these securities was made in reliance on Section 4
(2) of the Securities Act as a transaction not involving any public offering, because: (1) Peter Clark represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On October 24, 2001, Cross Media issued five-year warrants to purchase 5,000 shares of common stock to Underhill Investment for consulting services rendered to Cross Media. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Underhill Investment represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On October 24, 2001, Cross Media issued 342,060 shares of common stock to Shaar Fund, Ltd, upon conversion of outstanding preferred stock and five-year warrants to purchase 50,000 shares of common stock as an inducement for such conversion, to Shaar Fund Ltd. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Shaar represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On October 24, 2001, Cross Media issued five-year warrants to purchase 30,000 shares of common stock to Lowell Kraff for consulting services rendered to Cross Media. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Lowell Kraff represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read together with the consolidated financial statements of Cross Media and the accompanying notes to the Consolidated Financial Statements included elsewhere in this Form 10-KSB. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Cross Media for the years ended December 31, 2001 and 2000, respectively.

CRITICAL ACCOUNTING POLICIES

     The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     Cross Media's significant accounting policies are described in Note B in the Notes to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

  REVENUE RECOGNITION

     During the year ended December 31, 2001, Cross Media derived revenues primarily from the sale of magazine subscription contracts. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of Cross Media's revenue for any period if Cross Media's management made different judgments or utilized different estimates.

     Revenues derived from originating magazine subscriptions for others are recognized by Cross Media when Cross Media receives the first installment for subscriptions purchased and the ten day cancellation period has elapsed. Magazine subscription revenues are recorded net of cancellations, collection reserves, and payments made to publishers for fulfillment costs. Cross Media performs an ongoing review of its cancellation and collection reserve using a static pool analysis pay to maturity of Cross Media's portfolio of consumer receivables. This evaluation is inherently judgmental and requires material estimates based on historical experience of collectibility and economic trends. A one percent change in the estimated cancellation and collection rate at December 31, 2001 could have resulted in a change in the cancellation and collection reserve, and net revenue of $0.7 million.

  VALUATION OF INTANGIBLE ASSETS

     Cross Media assesses the impairment of goodwill and identifiable intangibles whenever changes in circumstances, such as recurring losses, indicate that the fair value is less than the stated value reported on the consolidated financial statements. Management has utilized an outside valuation specialist to assist in estimating the value of such intangibles. Cross Media amortizes its finite lived intangibles over a period of three to five years. The evaluation of the estimated useful lives of intangible assets requires management to assess the period over which such intangibles will provide future economic benefit and to the extent the period decreases, the finite lived intangible assets will be expensed over the shorter period.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Revenues, net: During the year ended December 31, 2001, net revenues were $100.1 million, a 79% increase from net revenues of $55.9 million for the year ended December 31, 2000. Net revenues increased as a result of higher sales of magazine contracts, increased revenue from sales of memberships, higher publisher fees, revenues from the sales of long distance telephone service and other revenues. For the year ended December 31, 2001, net revenues were derived primarily from the sales of magazine contracts totaling approximately $81.9 million and other revenues of $18.2 million consisting of commission revenue from sales of memberships to discount third party buying clubs, publisher fees, revenues from the sales of long distance service and other revenues, a 73.1% and 110.9% increase over prior year for sales of magazine contracts of $47.3 million and other revenues of $8.7 million, respectively. During the year ended December 31, 2001, Cross Media evaluated actual collection and cancellations experience activity as it relates to magazine sales. During the third and fourth quarter 2001, Cross Media performed a reconciliation of its detailed customer portfolio and historical reserve for collections. This resulted in an increase to net revenues of approximately $1.0 million and $1.3 million in the third and fourth quarter 2001, respectively.

     Commission Expenses: Commission expense increased 38% to $42.6 million during the year ended December 31, 2001 from $30.8 million in 2000 as a result of higher sales. Commission expense decreased as a percentage of net magazine revenues from 65% for the year ended December 31, 2000 compared to 52% for the year ended December 31, 2001 as a result of the use of Cross Media's company owned and operated call centers, which Cross Media established during 2001.

     Other Direct Costs: For the year ended December 31, 2001, Cross Media recorded $29.3 million of other direct costs related to sales of magazine contracts and other revenues, an $18.7 million increase from the $10.6 million of other direct costs recorded for the year ended December 31, 2000. The increase primarily consists of $12.0 million relating to the expansion of Cross Media's company owned and operated call centers as well as increase of $8.7 million relating to direct recurring payroll, rent and other costs related to the expansion of Cross Media's operations. For the year ended December 31, 2001, other direct costs as a percentage of total net revenues were 29% compared to 19% for year ended December 31, 2001. During the fourth quarter 2001, Cross Media reduced other direct costs by approximately $1.4 million due to revisions of estimates for certain publishers, sale of magazine contracts, offset by the amortization of leads inventory. The increase is a result of the use of company owned and operated call centers during the year ended December 31, 2000.

     General and Administrative: General and administrative expenses increased $2.9 million to $17 million for year ended December 31, 2001 from $14.1 million year ended December 31, 2000. The increase is primarily attributable to an increase in operational expenses incurred due to the expansion of Cross Media's operations. As a percentage of revenues, general and administrative expenses decreased from 25% in 2000 to 17% in 2001.

     Interest Expense: During the year ended December 31, 2001, interest expense was approximately $2.0 million compared to $4.3 million for the year ended December 31, 2000. The decrease is primarily related to the one time non-cash interest expense recorded for the year ended 2000 of approximately $2.4 million related to the fair value of shares and warrants issued in connection with the initial issuance and subsequent conversions of securities issued in the DSI acquisition financings. Interest expense relating to the Coast Business Credit financing facility for the year ended December 31, 2001 was approximately $2.0 million compared to $1.9 million for the year ended December 31, 2000 relating to the amortization of deferred financing fees and interest on the Coast Business Credit financing facility.

     Income Taxes: Cross Media recorded a provision of $275,000 for income taxes in 2001 reflecting a state tax liability resulting from the MOS' operations. Cross Media recorded no income tax expenses for federal purposes as a result of net operating losses since inception and recognition of a deferred tax asset of $700,000 as a result of the benefit of future net operating losses. As of December 31, 2001, Cross Media had Federal and state net operating loss carryforwards of approximately $95 million that will be available to offset future taxable income, if any, through December 2021. The utilization of net operating losses is subject to a substantial limitation due to the change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions. This limitation may result in the expiration of the net operating losses before their utilization. A valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences since there is no assurance that their benefit will be realized in the future. As a result of tax planning strategies, the year to date provision for income taxes totaled $275,000 compared to $1.3 million at September 30, 2001 a decrease to the tax provision of approximately $1.025 million in the fourth quarter.

     Preferred Dividends: For the year ended December 31, 2001, Cross Media recorded preferred dividends of approximately $831,000 compared to $39.6 million of preferred dividends in 2000. The 2001 dividends consisted of approximately $900,000 relating to the conversion of preferred stock which would otherwise have been mandatorily redeemable by Cross Media in full on February 15, 2001, $500,000 of contractual dividends relating to preferred stock offset by approximately $600,000 relating to the reversal of a previously recorded beneficial conversion of dividends for the preferred stock, which was converted in connection with the acquisition of LifeMinders. In accordance with EITF 00-27, Cross Media recorded $39.6 million of dividends for 2000, including $38.7 million of non-cash deemed dividends and contractual dividends of approximately $0.9 million in connection with preferred stock issued to complete the acquisition of DSI on January 28, 2000 and other issuances of preferred stock. Deemed dividends represent the accretion of the difference between Cross Media and the carrying value and the mandatory redemption amounts of preferred stock that resulted from the allocation of a portion of the proceeds to common stock, common stock purchase warrants, and the beneficial conversion features of the shares and dividends received in connection with the conversion of preferred stock into common stock on March 27, 2000 and dividends received upon the extension of the redemption date and the adjustment of the default conversion price of the preferred stock. All of the outstanding preferred stock of Cross Media was converted into common stock or redeemed by Cross Media in 2001.

     Extraordinary Loss: In connection with the acquisition of DSI, Cross Media agreed to provide a $1.5 million credit facility to AmeriNet. In 2000, Cross Media loaned AmeriNet an aggregate $300,000 pursuant to this credit facility. In November 2000, Cross Media exchanged 1.0 million shares of its common stock, with a fair value of $1.9 million, in full satisfaction of the remaining obligation to AmeriNet and, accordingly, recognized in the fourth quarter 2000, an extraordinary loss on the extinguishment of acquisition liability of $768,000.

     Net Income (Loss) Applicable to Common Stockholders and Net Income (Loss) Applicable to Common Stockholders Per Share: For the year ended December 31, 2001, Cross Media had net income applicable to common stockholders of approximately $8 million, which resulted in diluted earnings per share applicable to common stockholders of $0.86. The net loss for the year ended December 31, 2000 was $44.6 million, or $9.18 per share. This reflects the impact of the $39.6 million of preferred dividends recorded for the year ended December 31, 2000, increases in MOS earnings and increased interest charges related to the DSI acquisition financings, partially offset by decreased consulting costs from January 28, 2000 through December 31, 2000.

  LIQUIDITY AND FINANCIAL CONDITION

     At December 31, 2001, Cross Media had cash on hand of $12.5 million. For the year ended December 31, 2001 Cross Media used $12.1 million in operating activities, generated $15.5 million in investing activities, relating to the net cash acquired from the LifeMinders acquisition less purchases of equipment, and generated $6.7 million from financing activities. Through the operations of MOS, Cross Media generates cash flow from the sale of magazines and collection of consumer receivables, commissions earned from publishers in connection with originating paid subscriptions for certain publications, and commissions earned on the sale of third-party discount buying club memberships.

     During the quarter ended March 31, 2000, Cross Media financed the cash portion of the purchase price of the acquisition of DSI by borrowing $16.0 million under a credit facility provided by Coast Business Credit (described below) and by using proceeds totaling approximately $9.2 million from the issuance of common stock, warrants to purchase common stock, convertible preferred stock and convertible debt. As of December 31, 2000, all of the convertible debt issued in connection with the acquisition of DSI had either been converted into common stock or paid and all of the convertible preferred stock issued in connection with the DSI Acquisition other than the Series C Convertible Preferred Stock had either been converted into common stock or redeemed. On February 15, 2001, Cross Media redeemed 22,992 shares of Series C Convertible Preferred Stock and the holders converted the remaining shares into shares of common stock.

     On October 24, 2001, Cross Media acquired LifeMinders, Inc., an online direct marketer, through the merger of LifeMinders with and into Cross Media. Cross Media received in aggregate approximately

$18 million in cash after payments to existing LifeMinders stockholders of $24 million, $3.5 million pursuant to agreements with the holder of preferred stock (described below) and approximately $4 million in transaction costs. In addition Cross Media issued an aggregate of approximately 4.54 million shares of its common stock to the former LifeMinders stockholders.

     In connection with the merger, Cross Media assumed options to purchase 2,687,667 shares of LifeMinders common stock. The number of shares issuable on exercise of these options was adjusted by the per share exchange ratio of .2596 and the exercise price of these options was divided by the per share exchange ratio of .2596. As a result, these options are exercisable to purchase an aggregate of 697,825 shares of common stock.

     Simultaneously with the closing of the merger with LifeMinders, Cross Media redeemed 25,312.5 share of preferred stock for cash payment of $2,531,250 or ($100 per share) and converted the remaining 25,312.5 shares of preferred stock into 342,060 shares of common stock at a conversion price of $7.40 per share. In addition, Cross Media made a cash payment of $968,750 to the holders of Series A Shares and issued warrants to purchase 50,000 share of common stock at an exercise price of $9.9225 per share.

     On January 11, 2002, Cross Media acquired all of the capital stock of National Syndications, Inc. ("NSI") and all of the capital stock of Preferred Consumer Marketing, Inc. ("PCM"). Cross Media paid merger consideration of approximately $16.9 million, as follows: (i) $9.0 million in cash, (ii) $3 million in negotiable notes, (iii) $2,382,000 in non-negotiable promissory notes, (iv) $2,472,684 through the issuance of 279,859 shares of the Registrant's common stock. In addition to the merger consideration, Cross Media may pay up to $2.9 million in contingent consideration based on three times the Joint Ventures' 2001 EBITDA and the aggregate Joint Ventures' income from January 1, 2002 through December 31, 2004. The contingent consideration will be accounted for as additional purchase price. A liability for the contingent consideration has not been recorded, as the outcome of the contingency is not determinable beyond a reasonable doubt.

     The promissory notes bear interest at the rate of 7% per annum, are payable in 36 consecutive monthly installments on the last business day of each month, commencing January 31, 2002, and are secured by the assets of NSI and PCM. Upon the closing, Cross Media obtained a letter of credit in the amount of $1,000,000 from Fleet National Bank under the NSI and PCM existing credit agreement On March 19, 2002, Cross Media obtained a letter of credit in the amount of $5.6 million, representing the full amount of the notes, under its credit facility with Fleet described below.

     In addition to the merger consideration, Cross Media may make an additional payment to the former NSI and PCM stockholders. This payment, Stockholder JV Entitlement, is dependent on future EBITDA of the Joint Ventures, shall be equal to the lesser of (i) three times the Joint Ventures' 2001 EBITDA of approximately $2.9 million and (ii) the aggregate Joint Ventures' income from January 1, 2002 through December 31, 2004. The Stockholder JV Entitlement is payable quarterly over the three-year period. The Joint Ventures are joint ventures entered into by NSI with third parties prior to the closing of the acquisition.

CREDIT FACILITIES

     In connection with the acquisition of DSI in 2000, MOS and Cross Media entered into an agreement with Coast Business Credit to provide a credit facility used to fund the acquisition of DSI and working capital needs of MOS. The Coast facility had for a term of three years, and provided a maximum credit line of $20.0 million, subject to certain availability limitations. As a result of these limitations, the amount available for borrowing under the Coast facility at the time of the acquisition of DSI was $16.0 million, which MOS drew down in its entirety to finance the acquisition of DSI. Interest on outstanding advances under the Coast Facility accrues at an annual rate equal to the higher of (i) the prime rate plus 200 basis points, calculated on the basis of the actual number of days elapsed in a 360 day year, and (ii) 9.0%. As of December 31, 2001 and 2000, $17.3 million and $11.2 million was outstanding under the Coast facility.

     When the Coast Facility was established, Cross Media issued to Coast a five-year warrant to purchase its common stock. As a result of anti-dilution adjustments, the number of shares Coast was entitled to purchase under the warrant as of December 31, 2001 increased to 97,133 and the exercise price of the warrant was reduced to $10.95 per share. Cross Media recorded a non-cash interest charge of approximately $20,491 for the year ended December 31, 2001 as a result of these adjustments.

     On March 1, 2002, Cross Media obtained a $2 million revolving credit facility from Lancer Offshore, Inc.("Lancer"), a principal stockholder of Cross Media. The interest rate on borrowings under the revolving credit facility was 8% per annum and Lancer had the right to demand repayment of all borrowings at any time after March 31, 2002. Cross Media issued to Lancer two-year warrants to purchase 50,000 shares of common stock at an exercise price of $10.00 per share as an inducement for Lancer to provide Cross Media the revolving credit facility.

     On March 19, 2002, Cross Media entered into a credit agreement with Fleet National Bank, as agent for the lender banks and as issuing lender, to provide Cross Media a $35.0 million credit facility, subject to certain availability limitations. Cross Media may borrow funds under the credit facility as revolving prime rate or LIBOR rate loans and/or obtain letters of credit. Interest on the credit facility accrues at the prime rate designated from time to time by the agent, Fleet, plus an applicable margin, for prime rate loans, or at the LIBOR rate plus an applicable margin for LIBOR loans. The applicable margin is subject to adjustment based on Cross Media's leverage ratio. Cross Media also pays a commitment fee during the term of the facility based on the unused borrowings under the facility, and a letter of credit fee based on the applicable margin for the LIBOR rate loans during the time that letters of credit remain outstanding.

     Cross Media's active subsidiaries are joint and several co-borrowers under the Fleet credit facility. Cross Media has pledged all of its assets and all of the assets and capital stock of its subsidiaries to secure its obligations under the facility. The Fleet credit facility imposes certain limitations on Cross Media's activities, including restrictions on acquisitions, incurring additional indebtedness, granting liens and declaring and paying dividends. Cross Media is also required to maintain minimum EBITDA levels and minimum leverage, consolidated net worth and fixed charge coverage ratios.

     Upon execution of the agreement, the amount available for borrowings under the Fleet credit facility was $35.0 million. On March 19, 2002, Cross Media borrowed $23.8 million and obtained $5.6 million of letters of credit under this facility. As of the execution of the agreement, the interest rate on the outstanding loans was 4.75%, the commitment fee was .375% and the letter of credit fee was 2.5%.

     Upon entering into the new credit agreement with Fleet, Cross Media terminated its credit agreement with Coast and revolving credit facility with Lancer. Cross Media repaid the remaining borrowings under the Coast Facility of approximately $18 million, as well as an early termination fee of $200,000, and $2 million of outstanding borrowings under the Lancer credit facility plus accrued interest of $7,000. As a result of the early termination of the Coast facility, Cross Media will record an extraordinary charge of approximately $480,000 during the first quarter of 2002 relating to deferred financing fees on the books on the date of extinguishment of Coast facility.

SERIES A PREFERRED STOCK

     On October 24, 2001, in connection with the completion of the merger with LifeMinders, pursuant to July 18, 2001 agreements with the holder of all of the 50,625 outstanding Series A Shares, Cross Media made a cash payment of $2,531,250 to redeem 25,312.5 Series A Preferred Stock and the remaining 25,312.5 of Series A Preferred Stock were converted into 342,060 shares of common stock. In addition, Cross Media made a payment to the holder of $968,750 in cash and issued to the holder 50,000 shares of common stock with an exercise price of $9.9225 per share.

SERIES C PREFERRED STOCK

     On February 15, 2001, Cross Media redeemed 22,992 Series C preferred stock for an aggregate redemption price of $2,299,200 including accrued and unpaid dividends of $122,300. The holders converted all of the remaining Series C preferred stock into 789,250 shares of common stock (at an effective conversion ratio of $5.00 per share). In consideration of the agreement of the holders to convert Series C preferred stock

(which would otherwise have been mandatorily redeemable by Cross Media in full on February 15, 2001), Cross Media issued to the holders 133,280 additional shares of common stock, pro rata in accordance with the number of shares they converted. The value of the shares of common stock issued was reflected in the first quarter of 2001 as an additional deemed dividend in the amount of $899,640. Cross Media also agreed to pay a fee of $100,000 to one of the holders of these shares in connection with its services relating to the negotiation of these agreements. There was a note payable of $199,200 related to the redemption of the Series C preferred stock, which was paid with interest during the third quarter 2001. Cross Media obtained a portion of the funds required to redeem the Series C preferred stock by selling 300,000 shares of common stock, in private placements, at a price of $5.00 per share.

                                  RISK FACTORS

CROSS MEDIA HAS A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE ITS PROSPECTS.

     Cross Media developed its business strategy in 1999, completed its first acquisition in January 2000, and opened its first company-owned and operated call center and undertook its first email campaign in the last quarter of 2000. Therefore, Cross Media has a limited history of operations under its current business strategy upon which the likelihood of its success can be evaluated. Moreover, prior to the merger, LifeMinders had only a limited operating history.

     The implementation of a new business strategy frequently involves risks, expenses and uncertainties that may adversely affect Cross Media's business, results of operations, financial condition and prospects, including:

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

THE ANTICIPATED BENEFITS OF THE ACQUISITIONS OF NSI MAY NOT BE REALIZED IN A TIMELY FASHION, OR AT ALL. IN ADDITION, CROSS MEDIA'S OPERATIONS MAY BE ADVERSELY AFFECTED IF THE OPERATION OF NSI'S BUSINESS DIVERTS TOO MUCH ATTENTION AWAY FROM CROSS MEDIA'S BUSINESS.

     The success of the acquisition of NSI will depend, in part, on Cross Media's ability to realize the anticipated revenue enhancements, growth opportunities and synergies of the combined company and effectively utilize resources Cross Media now have after the acquisition. There are risks related to the integration and management of the acquired technology and operations and personnel. The integration of the businesses will be a complex, time-consuming and potentially expensive process and may disrupt Cross Media's business if not completed in a timely and efficient manner. Some of the difficulties that may be encountered include:

     - the diversion of management's attention from other ongoing business concerns;

     - the inability to utilize the acquired member database and technology effectively to grow Cross Media business; and

     - potential conflicts between business cultures.

     If management focuses too much time, money and effort to integrate NSI's operations and assets, they may not be able to execute its overall business strategy.

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

CROSS MEDIA IS SUBJECT TO RESTRICTIVE CREDIT FACILITY COVENANTS WHICH COULD HARM ITS FINANCIAL STATUS AND HAVE A NEGATIVE IMPACT ON ITS STOCK PRICE.

     In March 2002, Cross Media entered into a credit agreement with Fleet National Bank, as issuing lender. Cross Media has pledged all of its assets and the assets and stock of its subsidiaries to Fleet and all assets to secure its obligations under the facility.

     Under the agreement with Fleet, Cross Media is required, among other things, to maintain minimum financial ratios. If Cross Media cannot satisfy these or other covenants under the facility, Cross Media will be required to seek a waiver or amendment. If it should require waivers or amendments to the agreement, there can be no assurance that the lenders will agree. If Cross Media defaults in performing its obligations to the lenders, the lenders would be entitled to accelerate the maturity of outstanding indebtedness under the credit facility, $29.4 million as of March 19, 2002, and to enforce its security interest in the pledged assets and stock.

IF CROSS MEDIA IS UNABLE TO COLLECT ITS RECEIVABLES IN A TIMELY MANNER ITS CASH FLOW FROM OPERATIONS WILL BE NEGATIVELY IMPACTED.

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

INTERNET ADVERTISING CUSTOMERS AND THE COMPANIES WITH WHICH CROSS MEDIA HAVE OTHER BUSINESS RELATIONSHIPS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

     Some of Cross Media's customers may experience difficulty in supporting their current operations and implementing their business plans. These customers may reduce their spending on LifeMinders' products and services, or may not be able to discharge their payment and other obligations. The non-payment or late payment of amounts due from a significant customer could negatively impact Cross Media's financial condition. In addition to intense competition, the overall market for Internet advertising has been characterized in recent quarters by increasing softness of demand, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from advertisers, and the reduction of Internet advertising budgets, especially by Internet-related companies. Customers may experience difficulty in raising capital, or may be anticipating such difficulties, and therefore may elect to scale back the resources they devote to advertising, including on LifeMinders' system. Other companies in the Internet industry have depleted their available capital, and could cease operations or file for bankruptcy protection.

     In addition, Cross Media's business may be adversely affected by periods of economic slowdown, inflation or recession, which may be accompanied by a decrease in the availability of consumer credit. Any material decline in the availability of consumer credit may result in a decrease in consumer demand to make credit card purchases, which could adversely affect the demand for Cross Media's products and services.

FUTURE GROWTH COULD PLACE SIGNIFICANT STRAIN ON OUR RESOURCES AND CROSS MEDIA MAY BE UNABLE TO MANAGE FUTURE GROWTH.

     Growth in Cross Media's operations could place a significant strain on operational systems and employee resources. As a result, Cross Media may have to implement new operational and financial systems, procedures and controls. In order to manage and accommodate Cross Media's planned growth, if it occurs, Cross Media will need to continue to improve and adapt its financial planning, accounting systems, information systems and management structures. Cross Media will also need to expand, train, retain and manage its employee base. If Cross Media is unable to manage growth effectively, financial condition and results of operations could be materially adversely affected.

IF CROSS MEDIA ACQUIRES OR MAKES STRATEGIC INVESTMENTS IN OTHER BUSINESSES OR ACQUIRE OR LICENSE TECHNOLOGY AND OTHER ASSETS, CROSS MEDIA MAY HAVE DIFFICULTY INTEGRATING THESE BUSINESSES, TECHNOLOGIES AND ASSETS OR GENERATING AN ACCEPTABLE RETURN ON ITS INVESTMENTS.

     Cross Media may acquire or enter into strategic relationships with other businesses and acquire or license technology and other assets. Cross Media cannot assure you that acquisition or licensing opportunities will be available on terms acceptable to it or at all. Any future acquisitions and strategic relationships will involve risks, including:

     - inability to raise the required capital;

     - difficulty in assimilating the acquired assets, operations and personnel;

     - disruption of ongoing business;

     - distraction of management from other responsibilities; and

     - lack of the necessary experience to enter new markets.

     Cross Media may not successfully overcome problems encountered in connection with potential acquisitions or licensing arrangements. In addition, acquisitions or strategic relationships could materially impair Cross Media's operating results, causing Cross Media to incur additional debt, or requiring Cross Media to amortize acquisition expenses and acquired assets.

THE LOSS OF CROSS MEDIA'S LARGEST CALL CENTERS WOULD LIKELY RESULT IN A REDUCTION OF REVENUES AND OTHERWISE ADVERSELY AFFECT OPERATING RESULTS.

     In the year ended December 31, 2001, two independent call centers accounted for approximately 39% of Cross Media's magazine subscription revenues. These call centers do not have any commitment to generate sales for Cross Media and could therefore, at any time, terminate their relationships with Cross Media without notice, which could have a material adverse effect on Cross Media's business.

IF CROSS MEDIA DOES NOT MAINTAIN LIFEMINDERS ENGAGED MEMBER BASE, CROSS MEDIA MAY NOT BE ABLE TO COMPETE EFFECTIVELY FOR, OR MAINTAIN, ADVERTISERS AND ITS BUSINESS COULD BE ADVERSELY AFFECTED.

     Although Cross Media intends to continue to produce and distribute emails to LifeMinders' members, prior to the merger, LifeMinders scaled back its business operations and reduced the number of emails it sends to members. A significant portion of LifeMinders' revenue was historically derived from performance-based and revenue sharing arrangements. Under these arrangements, advertisers pay LifeMinders in part based on member responses to advertisements and promotions placed in email newsletters. If LifeMinders' members do not respond to advertisements and promotions placed in email newsletters, revenues from these operations could be materially and adversely affected.

     If Cross Media is unable to maintain LifeMinders engaged member base by keeping current members active (i.e., opening email newsletters and responding to the advertisements contained in those newsletters), advertisers could find its audience less attractive and effective for promoting their products and its services.

CROSS MEDIA RELIES HEAVILY ON ITS INTELLECTUAL PROPERTY RIGHTS AND OTHER PROPRIETARY INFORMATION, AND ANY FAILURE TO PROTECT AND MAINTAIN THESE RIGHTS AND INFORMATION COULD PREVENT CROSS MEDIA FROM COMPETING EFFECTIVELY.

     Cross Media seeks to protect through a combination of patent, copyright, trade secret and trademark law, as well as confidentiality or license agreements with employees, consultants, and corporate and strategic partners. If Cross Media is unable to prevent the unauthorized use of its proprietary information or if its competitors are able to develop similar technologies independently, the competitive benefits of Cross Media's technologies, intellectual property rights and proprietary information will be diminished.

CROSS MEDIA DEPENDS HEAVILY ON ITS NETWORK INFRASTRUCTURE AND IF THIS FAILS IT COULD RESULT IN UNANTICIPATED EXPENSES, AS WELL AS PREVENT ITS LIFEMINDERS' MEMBERS FROM EFFECTIVELY UTILIZING LIFEMINDERS' SERVICES. THIS COULD NEGATIVELY IMPACT CROSS MEDIA'S ABILITY TO RETAIN LIFEMINDERS' MEMBERS AND ADVERTISERS.

     Cross Media's ability to successfully create and deliver its LifeMinders' email newsletters depends in large part on the capacity, reliability and security of its networking hardware, software and telecommunications infrastructure. Failures of the network infrastructure could result in unanticipated expenses to address such failures and could prevent LifeMinders' members from effectively utilizing LifeMinders' services, which could prevent Cross Media from retaining members and advertisers. Cross Media does not have fully redundant systems or a formal disaster recovery plan. The system is susceptible to natural and man-made disasters, including earthquakes, fires, floods, loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of the systems. Cross Media's insurance policies may not adequately compensate it for any power losses that may occur due to any damages or interruptions in the systems. Accordingly, Cross Media could be required to make capital expenditures in the event of unanticipated damage.

     In addition, LifeMinders' members depend on Internet service providers, or ISPs, for access to LifeMinders website due to the rapid growth of the Internet, ISPs and websites have experienced significant system failures and could experience outages, delays and other difficulties due to system failures unrelated to Cross Media's systems. These problems could harm LifeMinders' business by preventing members from effectively utilizing its services.

THE CONTENT CONTAINED IN LIFEMINDERS' EMAILS MAY SUBJECT IT TO SIGNIFICANT LIABILITY FOR NEGLIGENCE, COPYRIGHT OR TRADEMARK INFRINGEMENT OR OTHER MATTERS.

     If any of the content that Cross Media create and deliver to LifeMinders' members or any content that is accessible from LifeMinders' emails through links to other websites contains errors, third parties could make claims against Cross Media for losses incurred in reliance on such information. In addition, the content contained in or accessible from LifeMinders' emails could include material that is defamatory, violates the copyright or trademark rights of third parties, or subjects it to liability for other types of claims. Cross Media general liability insurance may not cover claims of these types or may not be adequate to indemnify it for all liability that may be imposed. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could result in significant costs and expenses and damage Cross Media's reputation.

     Cross Media has also entered into agreements with certain e-commerce partners under which Cross Media may be entitled to receive a share of certain revenue generated from the purchase of goods and services through direct links to LifeMinders' e-commerce partners from the emails sent by Cross Media. These agreements may expose Cross Media to additional legal risks and uncertainties, including potential liabilities to consumers of those products and services by virtue of Cross Media's involvement in providing access to those products or services, even if Cross Media does not provide those products or services. Any indemnification provided to Cross Media in its agreements with these parties, if available, may not adequately protect Cross Media.

CONCERNS ABOUT, OR BREACHES OF, THE SECURITY OF LIFEMINDERS' MEMBER DATABASE COULD RESULT IN SIGNIFICANT EXPENSES TO PREVENT BREACHES, AND SUBJECT CROSS MEDIA TO LIABILITY FOR FAILING TO PROTECT THE MEMBERS' INFORMATION.

     Cross Media maintains a database containing information about LifeMinders members. Unauthorized users accessing LifeMinders' systems remotely may access its database or authorized users may make unauthorized copies of all or part of the database for their own use in violation of specific agreements to the contrary. As a result of these security and privacy concerns, Cross Media may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by security breaches, and may be unable to effectively target direct marketing offers to members or may be subject to legal claims of members if unauthorized third parties gain access to LifeMinders' system and alter or destroy information in its database. Also, any public perception that Cross Media engaged in the unauthorized release of member information, whether or not correct, would adversely affect Cross Media's ability to retain members.

SWEEPSTAKES REGULATION MAY LIMIT CROSS MEDIA'S ABILITY TO CONDUCT SWEEPSTAKES AND OTHER CONTESTS, WHICH COULD NEGATIVELY IMPACT CROSS MEDIA'S ABILITY TO RETAIN MEMBERS.

     The conduct of sweepstakes, lotteries and similar contests, including by means of the Internet, is subject to extensive federal, state and local regulation, which may restrict Cross Media's ability to offer contests and sweepstakes in some geographic areas or altogether. Any restrictions on these promotions could adversely affect Cross Media's ability to retain members.

PROBLEMS WITH THE PERFORMANCE AND RELIABILITY OF THE INTERNET INFRASTRUCTURE COULD ADVERSELY AFFECT THE QUALITY AND RELIABILITY OF THE PRODUCTS AND SERVICES OFFER MEMBERS AND ADVERTISERS.

     Cross Media depends on the Internet infrastructure to deliver attractive, reliable and timely email newsletters to LifeMinders members. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. Among other things, continued development of the Internet infrastructure will require a reliable network backbone with necessary speed, data capacity and security. Currently, there are regular failures of the Internet network infrastructure, including outages and delays, and the frequency of these failures may increase in the future. These failures may reduce the benefits of LifeMinders' products and services to LifeMinders' members and undermine advertising partners' and members' confidence in the Internet as a viable commercial medium. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity or due to government regulation.

CROSS MEDIA MAY HAVE TO LITIGATE TO PROTECT ITS INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS OR TO DEFEND CLAIMS OF THIRD PARTIES, AND SUCH LITIGATION MAY SUBJECT IT TO SIGNIFICANT LIABILITY AND EXPENSE.

     There is a substantial risk of litigation regarding intellectual property rights in Internet-related businesses. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving. Cross Media may have to litigate in the future to enforce its intellectual property rights, protect its trade secrets or defend itself against claims of violating the proprietary rights of third parties. This litigation may subject Cross Media to significant liability for damages and result in invalidation of proprietary rights. In addition, such litigation could be time-consuming and expensive to defend, even if not meritorious, and result in the diversion of management time and attention. Any of these factors could adversely affect Cross Media's business operations.

GOVERNMENT REGULATION COULD ADD SIGNIFICANT ADDITIONAL COSTS TO CROSS MEDIA'S BUSINESS AND IMPOSE RESTRICTIONS ON CROSS MEDIA'S MARKETING PRACTICES WHICH COULD INTERFERE WITH CROSS MEDIA'S OPERATIONS AND HAVE A SIGNIFICANT ADVERSE EFFECT ON REVENUES.

     Laws and regulations applicable to direct marketing, telemarketing, Internet marketing, consumer protection and membership club services are becoming more prevalent. Each of the 50 states and the Federal government has laws regulating telemarketing, sweepstakes promotions, promotional incentives and advertising to consumers, which vary from state to state. While Cross Media reviews its telemarketing scripts and advertising copy to ensure that they comply with applicable laws, there is no guarantee that Federal or state authorities will not find that Cross Media's marketing efforts do not comply with these laws. In addition, it is likely that additional Federal and/or state regulations regarding telemarketing, sweepstakes, email marketing and other marketing practices engaged in by Cross Media will be enacted. If enacted, these regulations could have an adverse effect on revenues and result in additional expenses to Cross Media and could require Cross Media to refrain from engaging in specific activities or modify its business practices.

     The Federal Trade Commission is currently in the process of reviewing the provisions of the Telemarketing Sales Rule and Negative Option Rule to determine if any changes to the rule should be made. If the Federal Trade Commission determines that changes to the rule are necessary, changes could have a significant adverse effect on Cross Media's business.

     In 1999, Congress enacted the Deceptive Mail Prevention and Enforcement Act, which imposes various restrictions on the offering of sweepstakes through the mail. Additional sweepstake legislation has been enacted or is pending in various states. This additional regulation could have an adverse impact on Cross Media's marketing activities.

     Federal and state authorities have also been investigating various companies' use of marketing practices, such as the use of personal information, magazine subscription agents' sweepstake practices and the marketing of membership club services through the use of inbound and outbound telemarketing campaigns. These investigations could result in additional rules, regulations or industry standards, which could have an adverse impact on Cross Media's marketing practices. At least two of the state investigations have directly involved Memberworks, whose club memberships Cross Media is marketing. To the extent Cross Media derives revenue from the sale of memberships in the Memberworks club, there is a risk that Cross Media could be subject to investigation as well, which could have an adverse impact on it.

EXTENSIVE GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES RELATED TO DOING BUSINESS ON THE INTERNET COULD LIMIT SALES OR ADD SIGNIFICANT ADDITIONAL COSTS TO CROSS MEDIA'S BUSINESS.

     Laws and regulations directly applicable to Internet communications, commerce, marketing and data protection are becoming more prevalent. If any of these laws hinder the growth of Internet use generally or decreases the acceptance of the Internet as a medium of communications, commerce and marketing Cross Media's business and prospects may suffer materially. The United States Congress has enacted Internet laws regarding children's privacy, copyrights and taxation. Other laws and regulations may be adopted covering issues such as user privacy, marketing activities, pricing, content, taxation and quality of products and services. The governments of some states and foreign countries have begun to regulate Cross Media's transactions and levy sales or other taxes relating to its activities and will likely continue to do so. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising and marketing services. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

     Laws and regulations governing the transmission of unsolicited email marketing messages are being considered in many jurisdictions. Legislation of that type has recently been adopted by numerous states, and similar legislation is pending in several states and in Congress. These laws could have an adverse impact on Cross Media Internet marketing activities. The Telecommunications Act of 1996 prohibits some types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, Cross Media cannot be certain that similar legislation will not be enacted and upheld in the future.

CHANGES IN LAWS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF INTERNET USERS AND CONSUMERS COULD HARM CROSS MEDIA'S BUSINESS.

     There have been increasing public debate about the collection, distribution and use of information about consumers. New limitations on the collection and use of information relating to Internet users are currently being considered by legislatures and regulatory agencies in the United States and internationally. Cross Media is unable to predict whether any particular proposal will pass, or the nature of the limitations in those proposals that do pass. Since many of the proposals are in their developmental stages, Cross Media is unable to determine the impact these may have on Cross Media's business. In addition, it is possible that changes to existing law, including new interpretations of existing law, could have a material and adverse impact on Cross Media's business, financial condition and results of operations.

THE SUBSTANTIAL NUMBER OF OPTIONS AND WARRANTS TO PURCHASE CROSS MEDIA COMMON STOCK COULD RESULT IN DILUTION TO CROSS MEDIA STOCKHOLDERS.

     If the holders of the outstanding Cross Media options and common stock purchase warrants exercise those options and warrants, including those issued in connection with the merger and warrants being issued as partial consideration for conversion of outstanding preferred stock, and the holders of all outstanding convertible securities converted them into common stock, Cross Media would be required to issue approximately 4.7 million additional shares of common stock, based on current exercise and conversion prices. The exercise of options and warrants and convertible rights, most of which have exercise prices or conversion rates below the current market price of Cross Media common stock, will result in dilution to Cross Media stockholders.

BECAUSE OWNERSHIP OF CROSS MEDIA IS CONCENTRATED, A SMALL NUMBER OF STOCKHOLDERS EXERT SIGNIFICANT INFLUENCE OVER CROSS MEDIA.

     If a few of the largest stockholders of Cross Media Cross were to act together, as a result of their aggregate ownership, they would have the ability to exert significant influence over Cross Media's business, including the election of directors and the approval of any other action requiring the approval of stockholders. This concentration of share ownership may:

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

     As a Delaware corporation, Cross Media is subject to the General Corporation Law of the State of Delaware, including Section 203, an anti-takeover law enacted in 1988. In general, Section 203 restricts the ability of a public Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder. Subject to exceptions, an interested stockholder is a person who, together with affiliates and associates, owns, or within three years did own, 15% or more of a corporation's voting stock. As a result of the application of Section 203, potential acquirers may be discouraged from attempting to acquire Cross Media, thereby possibly depriving its stockholders of acquisition opportunities to sell or otherwise dispose of its stock at above-market prices typical of acquisitions.

ITEM 7.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........  F-1
Financial Statements
  Consolidated Balance Sheet................................  F-2
  Consolidated Statements of Operations.....................  F-3
  Consolidated Statement of Stockholders' Equity............  F-4
  Consolidated Statements of Cash Flows.....................  F-5
  Notes to Consolidated Financial Statements................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Cross Media Marketing Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Cross Media Marketing Corporation and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of Cross Media's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cross Media Marketing Corporation and Subsidiaries as of December 31, 2001 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ Grant Thornton LLP

New York, New York
March 5, 2002

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2001

                                                              (IN THOUSANDS,
                                                                EXCEPT PER
                                                               SHARE DATA)
ASSETS:
CURRENT ASSETS
  Cash and cash equivalents.................................     $ 12,490
  Accounts receivable, net of reserve of $21,756............       46,058
  Other receivables.........................................        6,664
  Prepaid expenses and other................................        1,829
  Deferred expenses.........................................        2,239
                                                                 --------
          Total current assets..............................       69,280
                                                                 --------
  Property and equipment, net...............................        4,425
  Deferred taxes............................................        2,800
  Goodwill..................................................       12,137
  Intangibles...............................................        5,733
  Other assets..............................................          856
                                                                 --------
                                                                 $ 95,231
                                                                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES CURRENT LIABILITIES
  Revolving credit facility.................................     $ 17,329
  Accounts payable and accrued expenses.....................        6,916
  Amounts due to publishers.................................        3,768
  Deferred revenue..........................................        3,191
                                                                 --------
          Total current liabilities.........................       31,204
Long term liabilities
  Amounts due to publishers.................................        4,984
  Capital lease obligations.................................          869
STOCKHOLDERS' EQUITY:
  Common stock, par value $.001 per share; authorized 40,000
     shares; 12,712 issued and 12,614 outstanding...........           13
  Additional paid in capital................................      106,183
  Treasury stock, 98 shares.................................         (857)
  Note receivable -- common stock...........................         (698)
  Deferred compensation.....................................          (53)
  Accumulated deficit.......................................      (46,414)
                                                                 --------
          Total stockholders' equity........................       58,174
                                                                 --------
                                                                 $ 95,231
                                                                 ========

         The accompanying notes are an integral part of this statement.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Revenues, net...............................................   $100,116     $ 55,939
Direct costs and expenses
  Commission expense........................................     42,568       30,762
  Other direct costs........................................     29,309       10,617
                                                               --------     --------
                                                                 71,877       41,379
     Gross profit...........................................     28,239       14,560
General and administrative expenses.........................     17,071       14,136
                                                               --------     --------
Income from operations......................................     11,168          424
Interest expense............................................      2,060        4,363
                                                               --------     --------
Income (loss) before income taxes...........................      9,108       (3,939)
Provision for income taxes..................................        275          279
                                                               --------     --------
Net income (loss) before extraordinary item.................      8,833       (4,218)
Extraordinary loss..........................................         --          768
                                                               --------     --------
Net income (loss)...........................................      8,833       (4,986)
Preferred dividends.........................................        831       39,603
                                                               --------     --------
Net income (loss) to common stockholders....................   $  8,002     $(44,589)
                                                               ========     ========
Income (loss) per share applicable to common stockholders:
  Income (loss) per share before extraordinary item:
  Basic.....................................................   $   1.00     $  (9.02)
                                                               ========     ========
  Diluted...................................................   $   0.86     $  (9.02)
                                                               ========     ========
Extraordinary loss per share
  Basic.....................................................   $     --     $  (0.16)
                                                               ========     ========
  Diluted...................................................   $     --     $  (0.16)
                                                               ========     ========
Income (loss) per share applicable to common stockholders:
  Basic.....................................................   $   1.00     $  (9.18)
                                                               ========     ========
  Diluted...................................................   $   0.86     $  (9.18)
                                                               ========     ========
Weighted -- average shares of common stock outstanding:
  Basic.....................................................      7,963        4,857
                                                               ========     ========
  Diluted...................................................      9,300        4,857
                                                               ========     ========

         The accompanying notes are an integral part of this statement.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                     COMMON STOCK                     TREASURY STOCK
                                                  ------------------   ADDITIONAL   ------------------
                                     PREFERRED    NUMBER OF             PAID-IN     NUMBER OF               NOTE         DEFERRED
                                       STOCK       SHARES     AMOUNT    CAPITAL      SHARES     AMOUNT   RECEIVABLE    COMPENSATION
                                     ----------   ---------   ------   ----------   ---------   ------   -----------   ------------
                                                                             (IN THOUSANDS)
Balance at December 31, 1999.......  $       --     2,809      $ 3      $ 12,860       $--      $  --    $    (2,500)        --
Common stock issued with preferred
 stock.............................          --       492       --         1,881        --         --             --         --
Common stock issued for preferred
 stock extensions and
 conversions.......................          --     1,845        2        17,668        --         --             --         --
Warrants issued with preferred
 stock.............................          --        --       --         3,057        --         --             --         --
Warrants issued for preferred stock
 extensions and conversions........          --        --       --         4,375        --         --             --         --
Accretion of mandatorily redeemable
 preferred stock...................          --        --       --            --        --         --             --         --
Deemed dividends relating to
 intrinsic value...................          --        --       --        10,004        --         --             --         --
Contractual dividends..............
Conversion of preferred stock......          --       122       --           867        --         --             --         --
Issuance of New Series A
 Preferred.........................       3,304        --                  2,496        --         --             --         --
Common stock issued with debt......          --        15       --           179        --         --             --         --
Common stock issued in connection
 with default and conversion of
 debt..............................          --       148                  1,398        --         --             --         --
Warrants issued to acquisition,
 bridge and short-term note holders
 post issuance.....................                                        1,516        --         --             --         --
Common stock issued for consulting
 services..........................          --       131        1         1,359        --         --             --
Warrants and options issued
 primarily for consulting
 services..........................          --        --       --         1,721        --                                   --
Repayment of note receivable for
 stock.............................                                                                                2
Adjustment of shares issued in
 previous period...................          --         7                               --         --             --         --
Common stock issued in connection
 with acquisition..................          --       152                  1,928        --         --             --         --
Common stock issued in settlement
 of acquisition liability..........          --       200                  1,937        --         --             --
Net loss for the year ended
 December 31, 2000.................
                                     ----------    ------      ---      --------       ---      -----    -----------       ----
Balance at December 31, 2000              3,304     5,921        6        63,246        --         --         (2,498)        --
Sales of common stock..............          --       488       --         2,438        --         --             --         --
Common stock and warrants issued
 for consulting services...........          --         5       --           292        --         --             --         --
Common stock issued in connection
 with mandatorily redeemable
 preferred stock conversion........          --       922        1         4,842        --         --             --         --
Contractual dividends..............          --        --       --            25        --         --             --         --
Exercise of stock options and
 warrants..........................          --       510        1         1,435        --         --             --         --
Put-right settlement...............          --        --       --            --       120      $(600)         1,800         --
Common stock issued in settlement
 of dividends......................          --       108       --         1,450        --         --             --         --
Issuance on common stock in
 connection with LFMN
 acquisition.......................          --     4,536        5        30,524        --         --             --         --
Conversion of New Series A Shares
 to Common Stock...................      (3,304)      342       --         1,652        --         --             --         --
Purchase/Cancellation of Treasury
 Shares............................                  (120)      --          (600)      (22)      (257)            --         --
Registration of Warrants...........          --        --       --           161        --         --             --         --
Value options issued in connection
 with LFMN acquisition.............          --        --       --         1,880        --         --             --        (53)
Reversal of beneficial conversion
 previously recorded, with LFMN
 Acquisition.......................          --        --       --        (1,162)       --         --             --         --
Net income for year ended December
 31, 2001..........................          --        --       --            --        --         --             --
                                     ----------    ------      ---      --------       ---      -----    -----------       ----
Balance at December 31, 2001.......  $       --    12,712      $13      $106,183        98      $(857)   $      (698)      $(53)
                                     ==========    ======      ===      ========       ===      =====    ===========       ====


                                     ACCUMULATED
                                       DEFICIT        TOTAL
                                     ------------   ----------
                                          (IN THOUSANDS)
Balance at December 31, 1999.......  $     (9,830)  $      533
Common stock issued with preferred
 stock.............................                      1,881
Common stock issued for preferred
 stock extensions and
 conversions.......................       (17,670)          --
Warrants issued with preferred
 stock.............................                      3,057
Warrants issued for preferred stock
 extensions and conversions........        (4,375)          --
Accretion of mandatorily redeemable
 preferred stock...................        (4,448)      (4,448)
Deemed dividends relating to
 intrinsic value...................       (10,004)          --
Contractual dividends..............          (861)        (861)
Conversion of preferred stock......                        867
Issuance of New Series A
 Preferred.........................        (2,244)       3,556
Common stock issued with debt......            --          179
Common stock issued in connection
 with default and conversion of
 debt..............................            --        1,398
Warrants issued to acquisition,
 bridge and short-term note holders
 post issuance.....................            --        1,516
Common stock issued for consulting
 services..........................            --        1,360
Warrants and options issued
 primarily for consulting
 services..........................            --        1,721
Repayment of note receivable for
 stock.............................                          2
Adjustment of shares issued in
 previous period...................            --
Common stock issued in connection
 with acquisition..................            --        1,928
Common stock issued in settlement
 of acquisition liability..........            --        1,937
Net loss for the year ended
 December 31, 2000.................        (4,986)      (4,986)
                                     ------------   ----------
Balance at December 31, 2000              (54,418)       9,640
Sales of common stock..............            --        2,438
Common stock and warrants issued
 for consulting services...........            --          292
Common stock issued in connection
 with mandatorily redeemable
 preferred stock conversion........          (900)       3,943
Contractual dividends..............          (519)        (494)
Exercise of stock options and
 warrants..........................            --        1,436
Put-right settlement...............            --        1,200
Common stock issued in settlement
 of dividends......................            --        1,450
Issuance on common stock in
 connection with LFMN
 acquisition.......................            --       30,529
Conversion of New Series A Shares
 to Common Stock...................            --       (1,652)
Purchase/Cancellation of Treasury
 Shares............................            --         (857)
Registration of Warrants...........            --          161
Value options issued in connection
 with LFMN acquisition.............            --        1,827
Reversal of beneficial conversion
 previously recorded, with LFMN
 Acquisition.......................           590         (572)
Net income for year ended December
 31, 2001..........................         8,833        8,833
                                     ------------   ----------
Balance at December 31, 2001.......  $    (46,414)  $   58,174
                                     ============   ==========

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $  8,833   $ (4,986)
  Adjustments to reconcile results of operations to net cash provided by operating activities:
     Value of common stock and common stock purchase
      warrants issued for services..........................       292      3,080
     Non cash interest expense..............................       110      2,381
     Depreciation and amortization..........................     2,153      1,053
  Net change in asset and liability accounts, net of
     business acquired:
     Accounts receivable....................................   (23,423)      (754)
     Prepaid expenses.......................................      (370)       146
     Deferred taxes.........................................      (700)        --
     Other..................................................    (2,047)    (1,676)
     Accounts payable, due to publishers and other accrued
      expenses..............................................     3,079      4,849
                                                              --------   --------
  Net cash by (used in) provided by operating activities....   (12,073)     4,093
                                                              --------   --------
Cash flows from investing activities:
  Purchase of equipment.....................................    (2,534)      (434)
  Acquisition of DSI, net of cash acquired..................        --    (23,711)
  Acquisition of LifeMinders, net of cash acquired..........    18,060         --
  Acquisition of WeFusion...................................        --       (298)
  Loans made to Heritage....................................        --       (275)
                                                              --------   --------
  Net cash provided by (used) in investing activities.......    15,526    (24,718)
                                                              --------   --------
Cash flows from financing activities:
  Proceeds from sales of preferred stock....................        --     12,724
  Proceeds from sales of common stock.......................     2,438         --
  Payments received on note receivable......................        --          3
  Proceeds from acquisition bridge notes....................        --      1,350
  Repayment of bridge note..................................      (199)    (1,229)
  Redemption of preferred stock.............................    (2,100)      (535)
  Net funds drawn on Revolving Credit Agreement.............     6,103     11,226
  Preferred dividends paid..................................       251       (510)
  Accrued closing costs.....................................      (250)        --
  Deferred financing costs..................................      (111)      (415)
  Payments to purchase treasury stock.......................      (857)        --
  Proceeds from exercise of warrants........................     1,435         --
                                                              --------   --------
  Net cash provided by financing activities.................     6,710     22,614
                                                              --------   --------

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Net increase in cash and cash equivalents...................    10,163      1,989
  Cash and cash equivalents at beginning of period..........     2,327        338
                                                              --------   --------
  Cash and cash equivalents at end of period................  $ 12,490   $  2,327
                                                              ========   ========
Supplemental disclosure of cash flow information:
  Income taxes paid during the period.......................        --   $    858
                                                              ========   ========
  Interest paid during the period...........................  $  1,909   $  1,982
                                                              ========   ========
Supplemental disclosure of non-cash financing activities:
  Non-cash reduction of notes receivable (Note C)...........  $  1,800         --
                                                              ========   ========

Supplemental disclosure of non-cash investing activities:

                                                                       (IN THOUSANDS)
Acquisitions of Lifeminders in 2001:
Gross cash acquired from LifeMinders........................              $49,531
Cash paid to existing LifeMinders Stockholders..............  24,063
Cash paid to convert/redeem the New Series A Shares.........   3,500
Total transaction costs paid................................   3,908
                                                              ------
Total cash paid for LifeMinders.............................               31,471
                                                                          -------
Net cash acquired from acquisition of LifeMinders...........              $18,060
                                                                          =======
Acquisitions of DSI in 2000:
Assets acquired.............................................              $28,805
Costs in excess of net assets acquired......................                8,975
Liabilities assumed.........................................               (7,037)
Accrued closing costs not yet satisfied.....................               (1,450)
Accrued closing costs settled in stock......................               (3,228)
Deferred acquisition costs from prior period................                 (514)
Cash received at closing....................................               (1,840)
                                                                          -------
Net cash paid for acquisitions of businesses................              $23,711
                                                                          =======
Other non-cash investing activities:

Cross Media purchased $827,000 pursuant to capital lease obligations during 2001.

         The accompanying notes are an integral part of this statement.

                       CROSS MEDIA MARKETING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A -- NATURE OF BUSINESS

     Cross Media is a technology-driven direct marketing company that specializes in executing targeted, interactive sales campaigns utilizing multiple direct marketing channels, including direct mail, inbound and outbound telesales, print ads, web marketing and e-mail. The Company sells a variety of products through these multiple channels, including multi-magazine subscription packages, discount buying club memberships, collectibles, lifestyle products and telecom services. Cross Media utilizes its proprietary database management and profiling technology to augment and perpetually update its permission-based database of over 30 million consumers.

     Cross Media emphasizes its cross-channel marketing strategy, which is an effective integration of online and offline marketing techniques. By utilizing all available channels to make contact with the consumer, Cross Media seeks to maximize the synergies of cross-channel marketing. Cross Media frequently initiates contact with a consumer through one channel and consummates a transaction through another channel. For example, e-mails or direct mail often attract the interest of a consumer, who then responds by calling an 800 number.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the accounts of Cross Media and its wholly-owned subsidiaries and majority owned joint ventures.

     Segment Reporting: Cross Media is in the direct marketing business, which it considers its sole business segment.

     Revenues: Revenues derived from originating magazine subscriptions are recognized by Cross Media when Cross Media receives the first installment payment for subscriptions purchased. The customer can cancel the subscription within ten days of the order. Amounts collected from customers prior to the expiration of the cancellation period are recorded as deferred revenues. Revenues also include commissions earned from publishers in connection with originating paid subscriptions for certain publications. Commissions are also earned from outside parties for securing memberships in a discount-buying club and sales of long-distance telephone services. Commissions are recognized when the related subscriptions or memberships are obtained. Magazine revenues are reflected net of cancellation and collection reserves as well amounts due to publishers. Such cancellation and collection reserves are based upon Cross Media's historical cancellation and collection experience. In the year ended December 31, 2001, two independent call centers accounted for approximately 39% of Cross Media's magazine subscription revenues. These call centers do not have any commitment to generate sales for Cross Media and could therefore, at any time, terminate their relationships with Cross Media without notice, which could have a material adverse effect on Cross Media's business. During the year ended December 31, 2001, Cross Media evaluated actual collection and cancellation experience as it relates to magazines sales. Based on this evaluation, Cross Media reduced its reserve for cancellations and collections by $1.3 million during the fourth quarter.

     Cash and Cash Equivalents: Cross Media considers all highly liquid investments with maturities of three months or less to be cash equivalents. As of December 31, 2001, Cross Media had approximately $12.5 million in cash on hand to be used to in its operations.

     Property and Equipment: Property and equipment are recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

     Goodwill Amortization: Goodwill represents the excess of the purchase price over the fair market value of net assets acquired in business combinations. Goodwill was amortized as an expense on a straight-line basis over periods of seven to ten years through December 31, 2001. The carrying value of goodwill is analyzed

                       CROSS MEDIA MARKETING CORPORATION
quarterly by Cross Media, based upon the expected revenue and profitability levels of the acquired enterprise, to determine whether the value and future benefit may indicate a decline in value. If Cross Media determines that there has been a decline in value of the acquired enterprise, Cross Media writes down the value of the goodwill to the revised fair value. In June 2001, Cross Media adopted Statements of Financial Accounting Standards No. 141, "Business Combinations" and beginning January 1, 2001, Cross Media will adopt No. 142, "Goodwill and Other Intangible Assets". (See Note L for more information). At each balance sheet date, Cross Media evaluates the realizability of goodwill based on expectations of non-discounted cash flows. If the sum of the non-discounted cash flows is less than the carrying amount of all assets, including intangible assets, Cross Media recognizes and impairment loss. Cross Media believes no material impairment to goodwill exists at December 31, 2001.

     Income Taxes: As part of the process of preparing Cross Media's consolidated financial statements, Cross Media is required to estimate its income taxes in each of the jurisdictions in which Cross Media operates. This process involves Cross Media estimating its actual current tax exposure together with assessing temporary differences resulting from different treatment of items. These differences result in deferred tax assets and liabilities, which are included within Cross Media's consolidated balance sheet. Cross Media must then look at the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent Cross Media believe that recovery is not likely, Cross Media must establish a valuation allowance. As a result of tax planning strategies, the year to date provision for income taxes totaled $275,000, compared to $1.3 million at September 30, 2001 a decrease of approximately $1.025 million in the fourth quarter.

     Deferred Financing Costs: Deferred financing costs are costs incurred in connection with obtaining outside financing and are amortized on a straight-line basis over the term of the related credit facility (see Note E), which is three years.

     Accounting for Stock-Based Compensation: Cross Media has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, when the exercise price of an employee stock option granted by Cross Media is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Net Income (loss) Per Share Applicable to Common Stockholders:  Net Income
(loss) per share applicable to common stockholders is presented under Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period plus potentially dilutive securities.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                               2001      2000
                                                              ------   --------
                                                               FOR THE FISCAL
                                                                 YEAR ENDED
                                                               (IN THOUSANDS)
Numerator:
  Net income (loss) before extraordinary item...............  $8,833   $ (4,218)
  Extraordinary loss........................................      --        768
                                                              ------   --------
  Net income (loss).........................................   8,833     (4,986)
  Preferred stock dividends.................................     831     39,603
                                                              ------   --------
  Diluted earnings (loss)...................................  $8,002   $(44,589)
                                                              ======   ========

                       CROSS MEDIA MARKETING CORPORATION

                                                                2001         2000
                                                              ---------   -----------
                                                                  FOR THE FISCAL
                                                                    YEAR ENDED
                                                               (IN THOUSANDS, EXCEPT
                                                              FOR PER SHARE AMOUNTS)
Denominator:
  Basic -- weighted average shares..........................    7,963         4,857
     Stock options                                                196            --
     Warrants...............................................      545            --
     Convertible preferred stock............................      596            --
                                                               ------      --------
  Diluted weighted average shares...........................    9,300         4,857
                                                               ======      ========
Income (loss) per share before extraordinary item
     - basic................................................   $ 1.00      $  (9.02)
                                                               ======      ========
     - diluted..............................................   $ 0.86      $  (9.02)
                                                               ======      ========
Extraordinary loss per share
     - basic................................................   $   --      $  (0.16)
                                                               ======      ========
     - diluted..............................................   $   --      $  (0.16)
                                                               ======      ========
Income (loss) per share applicable to common stock
  outstanding
     - basic................................................   $ 1.00      $  (9.18)
                                                               ======      ========
     - diluted..............................................   $ 0.86      $  (9.18)
                                                               ======      ========

     Weighted average shares issuable upon the exercise of stock options which were not included in the calculation were 3.9 million in 2001 and 3.3 million in 2000 because they were antidilutive.

     Commission Expense: Commission expense is recognized when Cross Media receives the first installment payment for subscriptions purchased. Amounts paid to brokers prior to the expiration of the ten-day cancellation period are recorded as deferred expenses.

     Reclassification: Certain amounts in the December 31, 2000 financial statements have been reclassified to conform to the December 31, 2001 classifications.

     Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to estimates of pay to maturity of accounts receivable used in recording net revenue, collectibility of accounts receivable, the realizability of goodwill and other intangible assets amounts due to publishers and due from partners , accruals, income taxes and other factors. Management has exercised reasonable judgment in deriving these estimates, however, actual results could differ from these estimates. Consequently, an adverse change in conditions could affect Cross Media's estimates.

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

                       CROSS MEDIA MARKETING CORPORATION

     Concentration of Credit Risk: Cross Media's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cross Media places its cash and cash equivalents with high quality credit institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Cross Media has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Cross Media to concentrations of credit risk consist principally of trade accounts receivable as Cross Media does not require collateral or other securities to support customer receivables. Cross Media sells primarily to individuals throughout the United States. However, credit risk concentration is mitigated, due to the significant number of customers with relatively small balances and the geographical dispersion of Cross Media's customer base.

     Leases: Leases, which meet certain criteria, are capitalized as capital leases. In such leases, assets and obligations are recorded initially at the fair market value of the leased assets. The capitalized leases are amortized using the straight-line method over the assets' estimated economic lives. Interest expense relating to the liabilities is recorded to effect a constant rate of interest over the term of the obligations. Leases not meeting capitalization criteria are classified as operating leases and related rentals are charged to expense as incurred.

NOTE C -- ACQUISITIONS

     Acquisitions are accounted for as a purchase and, accordingly, have been included in Cross Media's consolidated results of operations since the acquisition date. The purchase price is allocated based on the estimate fair value of the assets acquired and the liabilities assumed. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisition is obtained.

  ACQUISITION OF ASSETS OF DIRECT SALES INTERNATIONAL, LP (DSI ACQUISITION)

     On January 28, 2000, through Cross Media's wholly-owned subsidiary MOS, Cross Media acquired substantially all of the assets and assumed certain liabilities of Direct Sales International, LP (DSI), a Georgia limited partnership, for approximately $27.6 million, including closing costs of approximately $1.1 million and an agreement to provide approximately $1.5 million of funding to AmeriNet, Inc. (AmeriNet). Cross Media also granted to Richard Prochnow, the seller of DSI (Prochnow), and to RLP Holdings, L.P. the right, which has an intrinsic value of $1.2 million, to sell up to 120,000 shares of common stock back to Cross Media at a fixed price.

     On May 10, 2001, Cross Media entered into an agreement with Prochnow and RLP Holdings, L.P. pursuant to which Mr. Prochnow exercised the right Cross Media granted to him on January 28, 2000 to sell 120,000 shares of common stock for $15.00 per share. Cross Media paid the $1.8 million purchase price to Mr. Prochnow by reducing the outstanding principal balance on a note issued by Mr. Prochnow to Cross Media from $2.5 million to $0.7 million. This note was originally secured by a pledge of 380,000 shares of common stock. Cross Media also agreed with Mr. Prochnow to release of approximately 280,000 shares from the pledge, leaving 106,400 shares to secure remaining principal amount of the note.

     Through December 31, 2001, goodwill was amortized on a straight-line basis over a ten-year period. Subsequent to June 30, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 "Goodwill and other Intangible Assets". See Note L for an explanation of the effect on Cross Media's financial statements going forward.

                       CROSS MEDIA MARKETING CORPORATION

     The following table provides an analysis of the purchase price of the DSI Acquisition. The excess of the purchase price over the book value of the net assets acquired has been allocated to goodwill calculated as follows:

                                                              (IN THOUSANDS)
Cash consideration paid to the seller.......................     $25,000
Commitment to fund AmeriNet, Inc............................       1,500
Transaction expenses........................................       1,114
Seller's stock put right....................................       1,200
                                                                 -------
Total purchase cost.........................................      28,814
Fair value of net assets acquired...........................      21,798
                                                                 -------
Purchase price in excess of estimated fair value of net
  assets acquired allocated to goodwill.....................     $ 7,016
                                                                 =======

     Through December 31, 2001 goodwill was being amortized on a straight-line basis over a ten-year period.

  WEFUSION ACQUISITION

     On November 30, 2000, Cross Media acquired WeFusion.com, Inc. (WeFusion), an application service provider which has developed a database architecture that will enable Cross Media to develop sophisticated customer profiles. Cross Media paid approximately $2.5 million to acquire WeFusion, including $600,000 in cash and approximately $1.9 million in Common Stock and warrants. The fair value of net assets acquired amounted to approximately $500,000, resulting in goodwill of approximately $2.0 million. Prior to the acquisition, WeFusion had no revenues. The acquisition was insignificant to Cross Media's financial statements taken as a whole.

  LIFEMINDERS ACQUISITION

     On October 24, 2001, Cross Media acquired the stock of LifeMinders, Inc., ("LFMN") an online direct marketer, through the merger of LifeMinders with and into Cross Media. The total purchase price of the merger was approximately $62 million. Cross Media received in aggregate approximately $18 million in cash after payments to existing LifeMinders shareholders of $24 million, $3.5 million for the redemption and inducement to convert Series A preferred stock and $4 million in transaction costs. In addition, Cross Media issued an aggregate of approximately 4.54 million shares of common stock to the former LifeMinders shareholders. Cross Media recorded goodwill of $4.7 million as a result of total consideration over the net assets acquired on the date of the merger.

     In connection with the merger, Cross Media assumed options to purchase 2,687,667 shares of LifeMinders common stock. The number of shares issuable on exercise of these options was adjusted by the per share exchange ratio of .2596 and the exercise price of these options was divided by the per share exchange ratio of .2596. As a result, these options are exercisable to purchase and aggregate of 697,825 shares of Cross Media common stock. This resulted in a $1.9 million increase to the total purchase of the acquisition of LifeMinders.

     Simultaneously with the closing of the merger with LifeMinders, Cross Media redeemed 25,312.5 Series A Shares for cash payment of $2,531,250 or ($100 per share) and converted the remaining 25,312.5 Series A Shares into 342,060 shares of Cross Media common stock at a conversion price of $7.40 per share. In addition, Cross Media made cash payment of $968,750 to the holders of Series A Shares and issued warrants to purchase 50,000 shares of common stock at an exercise price of $9.9225 per share.

                       CROSS MEDIA MARKETING CORPORATION

     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition. Cross Media obtained third party verification on certain intangible assets.

                                                              (IN THOUSANDS)
Cash........................................................     $49,531
Other current assets........................................         568
Equipment...................................................         500
Intangible assets...........................................       6,000
Deferred tax assets.........................................       2,100
                                                                 -------
     Total assets acquired..................................      58,699
Current liabilities.........................................         778
                                                                 -------
     Net assets acquired....................................     $57,921
                                                                 =======

     Of the acquired $6.0 million in intangible assets, $3.0 million was assigned to the value of the LifeMinders database of member names and $3.0 million to computer software, which are being amortized over a useful life between 3-5 years.

     The consolidated financial statements for the year ended December 31, 2001, contain the results of operations from the above acquisition for the periods from October 24 (Date of acquisition) to December 31, 2001.

     The following pro-forma information illustrates the estimated effects of the acquisitions of DSI and LifeMinders as if such transactions were consummated on January 1, 2000:

                                                                   2001        2000
                                                                 --------    ---------
                                                                 (IN THOUSANDS EXCEPT
                                                                  PER SHARE AMOUNTS)
Net, revenues...................................  As reported    $100,100    $  55,939
                                                  Pro forma      $108,327    $ 114,554
Net income (loss) before extraordinary item.....  As reported    $  8,833    $  (4,218)
                                                  Pro forma       (42,895)    (106,729)
Extraordinary loss..............................  As reported    $     --    $     768
                                                  Pro forma      $     --    $     768
Income (loss) applicable to common
  stockholders..................................  As reported    $  8,002    $ (44,589)
                                                  Pro forma       (43,824)    (145,459)
Income (loss) per share
  Before extraordinary item
     -- basic...................................  As reported    $   1.00    $   (9.02)
                                                  Pro forma         (5.50)      (14.76)
     -- diluted.................................  As reported    $   0.86    $   (9.02)
                                                  Pro forma         (5.50)      (14.76)
Extraordinary loss
  Per share -- basic & diluted..................  As reported    $     --    $   (0.16)
                                                  Pro forma            --        (0.16)
Income (loss) per share Applicable to common
  Stockholders'
     -- basic...................................  As reported    $   1.00    $   (9.18)
                                                  Pro forma         (5.50)      (14.92)
     -- diluted.................................  As reported    $   0.86    $   (9.18)
                                                  Pro forma         (5.50)      (14.92)

                       CROSS MEDIA MARKETING CORPORATION

NOTE D -- EQUIPMENT

     Equipment at cost, less accumulated depreciation, is summarized as follows as of December 31, 2001:

                                                              (IN THOUSANDS)
Furniture and fixtures......................................      $  621
Equipment...................................................       4,279
Leasehold Improvements......................................         174
                                                                  ------
                                                                   5,074
Accumulated depreciation....................................        (649)
                                                                  ------
                                                                  $4,425
                                                                  ======

     During 2001, Cross Media financed approximately $1.2 million of equipment shown above and recorded the corresponding liability as a capital lease obligation to be paid over a three to five year period.

NOTE E -- REVOLVING CREDIT FACILITY

     On January 28, 2000, Cross Media and MOS entered into a three-year revolving credit facility (as amended, the Coast Facility) with Coast Business Credit (Coast) providing for borrowings of up to $20.0 million subject to certain availability limitations stipulated in the agreement. All borrowings under this facility are repayable with interest at the prime rate plus 2% per annum but not less than 9%. All of MOS's assets aggregating $47 million are pledged as collateral for this obligation. As of December 31, 2001 MOS had an outstanding balance on the Coast Facility of approximately $17.3 million compared to total availability of $18.0 million resulting in $0.7 million of funds available to MOS at December 31, 2001. (see Note R)

     In connection with the execution and delivery of the Coast Facility, Cross Media initially granted Coast 60,000 five-year common stock purchase warrants at an exercise price of $17.65 per share (110% of the closing price of the common stock on the closing date). As a result of the anti-dilution provisions, the exercise price has been reduced to $10.95 per share and the number of shares has been increased to approximately 97,331 shares as of December 31, 2001. Accordingly, Cross Media recorded a non-cash interest charge during the year ended December 31, 2001 of approximately $70,000.

     MOS incurred fees and expenses in connection with this facility of approximately $1.1 million, which are being amortized over three years.

     In May 2001, Cross Media agreed with Coast to amend the Coast Facility as follows: (i) Coast waived the requirement that Cross Media maintain a minimum Tangible Net Worth through March 31, 2001; (ii) Coast waived any violation of the limitation on distributions by MOS to Cross Media Marketing with respect to a $1.0 million distribution in February 2001; (iii) Cross Media agreed to maintain a minimum Senior Debt to EBITDA ratio of no greater than 1.5 to 1.0; and (iv) Cross Media agreed to maintain other covenants. Cross Media has been and expect to be fully in compliance with the provisions of this agreement going forward.

NOTE F -- CONVERTIBLE PREFERRED STOCK

 SERIES A CONVERTIBLE PREFERRED STOCK (NEW SERIES A SHARES)

     On June 9, 2000, Cross Media issued 30,375 shares of New Series A Shares and a five-year warrant to purchase 45,000 shares of Common Stock at an initial exercise price of $7.425 (subject to certain anti-dilution and similar adjustments). The aggregate purchase price for the New Series A Shares and the warrant was $2.25 million. Cross Media also granted the purchaser of the New Series A Shares an option, exercisable in the purchaser's sole discretion during the sixty day period following June 9, 2000, to purchase up to an

                       CROSS MEDIA MARKETING CORPORATION
additional $2,025,000 face amount of New Series A Shares and a warrant to purchase an additional 30,000 shares of Common Stock for the same purchase price. The purchaser exercised its option, and Cross Media issued and sold to the purchaser an additional 20,250 New Series A Shares and the additional warrant on August 1, 2000 for an aggregate purchase price of $1.5 million. The face amount and liquidation value of the New Series A Shares is $5,062,500.

     Dividends accrue on the New Series A Shares at an annual rate of 10% of the face amount, payable semi-annually in cash and/or Common Stock at Cross Media's option under certain conditions. On July 18 2001, Cross Media issued 81,464 shares of Cross Media's common stock to the holders of the Series A shares for payment of accrued dividends as of that date which was in conjunction with the merger agreement with LifeMinders, Inc. In addition, Cross Media has reserved 26,889 shares of common stock for issuance as payment of dividends accrued through the date of conversion of the New Series A Shares.

     The Series A preferred stock was convertible at a conversion price equal to the lesser of: (i) $9.65 (110% of the closing bid price of the common stock on the date of the issuance, subject to adjustments); or (ii) 91% of the average of the three days, non-consecutive closing bid prices for the Common Stock in the ten trading days preceding the date of the holder's conversion notice to Cross Media (the Conversion Notice). The conversion price and the exercise price of the warrants were subject to downward adjustment to equal the Cross Media's stock price at which shares of the Common Stock or securities convertible into, or exchangeable or exercisable for, shares of Common Stock are issued while the New Series A Shares and warrants remain outstanding (if such price is lower than the then effective conversion or exercise price), subject to certain exceptions.

     By letter agreement dated December 28, 2000, the holder of all the outstanding New Series A Shares agreed not to convert the New Series A Shares prior to June 9, 2001 if, on the date of such proposed conversion, the then-current market price of Cross Media's common stock is less than $7.50 per share (the Conversion Floor). The holders agreed that they would not redeem the New Series A Shares prior to June 9, 2001. The conversion provisions of the New Series A Shares and warrants would create a substantial risk of dilution to the holders of Cross Media common stock.

     On October 24, 2001, Cross Media completed its merger with LifeMinders. As a result of the merger, pursuant to the July 18, 2001 agreements, Cross Media made a cash payment of $2,531,250 to redeem 25,312.5 New Series A Shares and the remaining 25,312.5 New Series A Shares were converted into 342,061 shares of Cross Media's common stock. In addition, Cross Media made a payment to the holder of $968,750 in cash and issued to the holder 50,000 warrants to purchase shares of Cross Media's common stock with an exercise price of $9.9225 per share. (See Note G)

 SERIES C MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK (SERIES C
 PREFERRED)

     On January 28, 2000, in a private placement, Cross Media issued 52,892 Series C Preferred shares resulting in proceeds to Cross Media totaling approximately $5.0 million. The Series C Preferred was initially convertible into shares of Common Stock at a conversion ratio of $10.00 per share and was entitled to a 10% cumulative dividend. In connection with the initial issuance and sale of the Series C Preferred in January 2000 (the Series C Shares), Cross Media also issued 352,613 shares of Common Stock to the holders of the Series C Shares and reduced the exercise price of the 400,000 Common Stock purchase warrants previously issued to a holder of Series C Shares and an affiliate of such holder from $17.50 per share to $5.00 per share.

     The Series C preferred stock was originally mandatorily redeemable on the earlier of July 26, 2000 or upon the consummation of a financing transaction resulting in gross proceeds of at least $10.0 million. On April 24, 2000, the holders of the Series C Shares agreed to extend the mandatory redemption date of the Series C Shares from July 26, 2000 to December 26, 2000 (the Mandatory Redemption Date) in exchange for 449,413 shares of common stock and a reduction in the effective conversion ratio from $10.00 per share to

                       CROSS MEDIA MARKETING CORPORATION

$5.00 per share. The value of the shares of common stock issued and change in the effective conversion ratio was reflected during the second quarter of 2000 as an additional deemed dividend in the amount of $8,560,417.

     On June 14, 2000, Cross Media issued an additional 7,500 shares of Series C Preferred (the New Series C Shares) and 50,000 shares of Common Stock, resulting in proceeds of $750,000. Cross Media also agreed to reduce the exercise price of 400,000 common stock purchase warrants held by the purchaser of the New Series C Shares and an affiliate of such purchaser from $5.00 to $2.50 per share. Cross Media also paid a fee in connection with the issuance of the New Series C Shares of 562.5 shares of Series C Preferred, five-year warrants to purchase 20,000 shares of common stock at a price of $9.40 per share and 3,750 shares of common stock.

     On July 18, 2000, the holders of the Series C Shares and the New Series C Shares agreed to waive the requirement that Cross Media's failure to redeem the Series C Preferred on or before the Mandatory Redemption Date would trigger a reduction in the conversion ratio of the Series C Preferred from $5.00 to $1.25 per share. In consideration for this waiver, Cross Media agreed to issue to such holders an aggregate of 304,750 shares of Common Stock, pro rata in accordance with their percentage holdings of the Series C Shares and New Series C Shares, and to issue as a fee in connection with such waiver, an additional 1,500 shares of Series C Preferred and 10,000 shares of Common Stock. The value of the shares was reflected during 2000 as an additional deemed dividend in the amount of $3,026,028.

     On December 19, 2000, the holders of the Series C Shares and the New Series C Shares agreed to extend the Mandatory Redemption Date of the Series C Preferred from December 26, 2000 to January 26, 2001. On January 25, 2001, the holders agreed to further extend the redemption date from January 26, 2001 to February 15, 2001. On February 15, 2001, Cross Media redeemed an aggregate of 22,992 Series C Shares and New Series C Shares for an aggregate redemption price of $2,299,200 plus accrued and unpaid dividends of $122,300. The holders converted all of the remaining Series C Shares and New Series C Shares into 789,250 shares of Common Stock (at an effective conversion ratio of $5.00 per share). In consideration of the agreement of the holders to convert the Series C Shares and New Series C Shares (which would otherwise have been mandatorily redeemable by Cross Media in full on February 15, 2001), Cross Media agreed to issue to the holders, pro rata in accordance with the number of shares converted by each of them, an aggregate of 133,280 additional shares of Common Stock. The value of the shares of Common Stock issued was reflected in 2001 as an additional deemed dividend in the amount of $899,640. Cross Media agreed to pay a fee of $100,000 to one of the Series C holders in connection with their services relating to the negotiation of these agreements. There was a note payable of $199,200 related to the redemption of the preferred stock, which was repaid with interest during 2001.

     The redemption of the Series C Shares and the New Series C Shares was funded in part through the issuance and sale by Cross Media, in private placements, of an aggregate of 300,000 shares of Common Stock at a price of $5.00 per share. (See Note G)

NOTE G -- PREFERRED STOCK ACCOUNTING

     Cross Media accounted for the issuances of its preferred stock as described in Note F in accordance with EITF Issue No. 98-5, as amended by EITF Issue No. 00-27. Both Issues are titled Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. As a result of the issuance and adoption of EITF 00-27 in November 2000, Cross Media had adjusted preferred stock dividends recorded in prior 2000 quarters that were related to effective beneficial conversion features resulting in approximately $1.8 million of additional dividends recorded in the fourth quarter of 2000.

     All of the preferred shares, except for the New Series A Shares, were issued with effective beneficial conversion features representing the difference between the market value of Cross Media's common stock and the initial effective conversion ratio on the date of issuance, based upon the amount of proceeds allocated to

                       CROSS MEDIA MARKETING CORPORATION
the preferred shares. Since the preferred shares were immediately convertible into common stock, the intrinsic value of the beneficial conversion feature has been recognized as deemed dividends on the date of issuance.

     Deemed dividends accreted/conversion represents (i) normal accretion of the difference between the carrying value of the preferred stock and its mandatory redemption value; (ii) additional deemed dividends resulting from reductions in conversion prices relating to effective beneficial conversion features; (iii) common stock and warrants issued to holders in exchange for extending mandatory redemption dates of certain of the preferred stock and (iv) common stock issued on the conversion of the preferred stock. The common stock and warrants issued or repriced in connection with extensions and conversions described in (ii);
(iii) were accounted for at their fair market values on their respective dates of issuance and (v) in connection with the LFMN acquisition (see Note C), Cross Media redeemed the remaining outstanding New Series A shares and recorded a reduction of preferred dividends of approximately $600,000 for the reversal of previously recorded deemed dividends relating to the beneficial conversion features.

     The following table summarizes the preferred stock dividends recorded for the years ended December 31, 2001 and 2000:

                                                              2001     2000
                                                              (IN THOUSANDS)
Deemed dividends............................................  $ 901   $38,742
Contractual dividends.......................................    519       861
Reversal of deemed dividends recorded in connection with the
  beneficial features upon redemption of shares.............   (589)       --
                                                              -----   -------
Total dividends.............................................  $ 831   $39,603
                                                              =====   =======

NOTE H -- ACQUISITION BRIDGE LOANS

COMMTEL SERVICES LTD. NOTE

     On January 20, 2000, Cross Media entered into a note agreement with Commtel Services, Ltd. for a 30-day bridge loan in the principal amount of $300,000 that was due, with interest at 10% per annum, on February 20, 2000. The proceeds of the loan were used to acquire DSI. Cross Media issued 15,000 shares of its Common Stock to Commtel as consideration for the loan.

     The proceeds received from the issuance of the note with common stock were allocated to each component based on their relative fair values on January 20, 2000 (the date of issuance). The fair value of the common stock on January 20, 2000 was $11.55 and resulted in discounted carrying value to the note of $200,000 and an increase to stockholders' equity of $100,000.

     Cross Media defaulted on its obligation to repay the note on its due date and, as a result, the interest rate increased to 18% per annum and Cross Media was required to immediately issue 50,000 additional shares of its common stock to Commtel.

     On March 21, 2000, Commtel converted the note into 122,810 shares of common stock (representing a $2.50 per share conversion ratio) in settlement of the $300,000 principal balance plus accrued interest of approximately $7,000. In addition, Cross Media was also required to issue an additional 77,500 shares of common stock to Commtel pursuant to the default provisions of the note under which Commtel was entitled to 500 additional shares of common stock for each day the note remained in default. As a result of the above, Commtel received an aggregate of 162,810 shares of common stock.

     As a result of the conversion, Cross Media recorded additional interest expense of approximately $1.2 million, including (i) contractual interest of 10%; (ii) the fair market value of additional shares of common stock issued in exchange for the holders agreement to convert; (iii) the additional shares issued

                       CROSS MEDIA MARKETING CORPORATION
under the penalty provision; (iv) and the intrinsic value of the beneficial conversion of the note into 162,810 shares of common stock.

NOTE I -- EXTRAORDINARY LOSS

     As part of the DSI Acquisition, Cross Media agreed to provide a $1.5 million credit facility to AmeriNet (see Note C). During 2000, Cross Media loaned an aggregate $300,000 in connection with the credit facility. In November 2000, Cross Media exchanged 1.0 million shares of its Common Stock, with a fair value of $1.9 million, in full satisfaction of the remaining obligation to AmeriNet and accordingly, recognized in 2000, an extraordinary loss on the extinguishment of acquisition liability of $767,500.

NOTE J -- INCOME TAXES

     The provision for income taxes consisted of the following (in thousands)

                                                              2001    2000
                                                              -----   ----
Current:
  Federal...................................................  $ 700   $ --
  State.....................................................    275    279
Deferred:
  Federal...................................................   (700)    --
  State.....................................................     --     --
                                                              -----   ----
Total Provision for income taxes............................  $ 275   $279
                                                              =====   ====

     Significant components of Cross Media's deferred tax assets are as follows:

                                                                2001      2000
                                                              --------   -------
Net operating losses........................................  $ 39,806   $ 2,800
Organization and start-up costs.............................        50        50
Common stock purchase warrants issued for services..........     2,205     2,200
Bad debt reserve............................................       458       400
Executive bonuses...........................................        --       500
Accrued vacation pay........................................        --        50
Software development........................................      (365)       --
                                                              --------   -------
                                                                42,154     6,000
Valuation allowance.........................................   (39,354)   (6,000)
                                                              --------   -------
Net deferred tax asset......................................  $  2,800   $    --
                                                              ========   =======

     As of December 31, 2001, Cross Media has Federal and state net operating loss carryforwards of approximately $95 million that will be available to offset future taxable income, if any, through December 2021. This consists primarily of net operating losses acquired in connection with the acquisition of LifeMinders, Inc.. The utilization of net operating losses is subject to a substantial limitation due to the change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences due to the uncertainty that their benefit will be realized in the future.

                       CROSS MEDIA MARKETING CORPORATION

     The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements.

                                                              2001    2000
                                                              -----   -----
Computed expected provision (benefit) for Federal income
  taxes.....................................................   34.0%  (34.0%)
Change in temporary differences treated as fully reserved...   (7.2)     --
Utilization of net operating loss carryforwards.............  (16.6)     --
Increase (decrease) in valuation allowance for deferred tax
  assets....................................................   (7.6)   42.1
Effect of State income taxes, net of Federal benefit........    3.0    (3.2)
Permanent differences.......................................   (2.6)    1.0
                                                              -----   -----
                                                                3.0%    5.9%
                                                              =====   =====

NOTE K -- RELATED PARTY TRANSACTIONS

     During 2001, Cross Media issued to Capital Research Ltd., a beneficial owner of more than 5% of Cross Media's, at the time of issuance, warrants to purchase approximately 40,000 shares of Cross Media common stock in connection with consulting services performed during the year.

     During 2001, Cross Media issued to Ken Lambert, a Director of Cross Media, warrants to purchase 10,000 shares of Cross Media common stock in connections for consulting services performed during the year.

NOTE L -- EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 141 "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

     Cross Media continued to amortize goodwill through December 31, 2001. Thereafter, annual and quarterly goodwill amortization of approximately $1.0 million and $0.3 million, respectively, will no longer be recognized. Cross Media will perform a transitional fair value based impairment test at March 31, 2002 and if the fair value is less than the recorded value at January 1, 2002, Cross Media will record an impairment loss in the March 31, 2002 quarter as a cumulative effect of a change in accounting principle.

     In August 2001, the FASB, issued SFAS, No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets.' SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement provides that companies should recognize the asset retirement cost at its fair value as part of the cost of the asset and classify the accrued amount as a liability. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The Statement will be effective for fiscal years beginning after June 15, 2002. Cross Media has not yet determined the effect of SFAS No. 143 will have on its consolidated financial position, results of operations or cash flows.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets", ("SFAS 144"). This statement is effective for fiscal years

                       CROSS MEDIA MARKETING CORPORATION
beginning after December 15, 2001. This supercedes SFAS 121, while retaining many of the requirements of such statement. Cross Media is currently evaluating the impact of the statement.

NOTE M -- COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

     Cross Media has employment agreements with its seven executives officers providing for aggregate annual compensation amounting to approximately $1.8 million per annum plus bonuses (as defined in the agreements) and severance pay in excess of $1.7 million for termination under certain circumstances.

     In addition, Cross Media also has agreements with several of its employees providing for aggregate annual compensation amounting to $1.4 million per annum plus bonuses (as defined in the agreements) and severance pay in excess of $800,000 for termination under certain circumstances.

EMPLOYMENT BENEFIT PLANS

     MOS has a defined contribution plan (the Plan) under Section 401(k) of the Internal Revenue Code, which is available to all MOS's employees who meet established eligibility requirements. Employee contributions are generally limited to 15% of the employee's compensation. Under the provisions of the Plan, MOS may match a portion of the participating employees' contributions. MOS's total contributions to the Plan in 2001 were approximately $107,000.

LITIGATION

     Cross Media provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has incurred and the amount of such liability can be reasonably estimated.

LEASES

     Cross Media leases certain facilities and equipment under operating and capital leases having terms ranging from three to ten years. The operating leases expire in 2011. As of December 31, 2001, future minimum lease payments under noncancellable leases are as follows:

                                                              OPERATING   CAPITAL
                                                              ---------   -------
                                                                (IN THOUSANDS)
  2002......................................................   $ 1,371    $  470
  2003......................................................     1,363       520
  2004......................................................     1,121       381
  2005......................................................     1,026       136
  2006......................................................     1,026         9
Thereafter..................................................     5,579        --
Less: Interest..............................................        --      (245)
                                                               -------    ------
Total.......................................................   $11,486    $1,271
                                                               =======    ======

                       CROSS MEDIA MARKETING CORPORATION

     Cross Media rental expense for the years ended December 31, 2001 and 2000 of approximately $1,000,000 and $300,000, respectively.

NOTE N -- STOCK OPTIONS

     In December 1998, the Board of Directors approved the adoption of a stock option plan (the Plan). The Plan, as amended, authorizes the Compensation Committee to administer the Plan and to grant to eligible directors, officers, employees and consultants of Cross Media, non-qualified and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986. The Plan, as amended, provides for the reservation and availability of up to 2,800,000 shares of Common Stock of Cross Media, subject to future stock splits, stock dividends, reorganizations and similar events. The exercise price of incentive stock options may not be less than the fair market value of a share of the Common Stock at the date of grant. The Compensation Committee has the discretion to set the exercise price of non-qualified stock options that are not incentive stock options. The Plan limits the number of shares with respect to which options may be granted in a year to any one optionee to 400,000 shares.

     Cross Media has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 applies the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans and therefore has not recognized compensation expense for stock options issued to employees and Directors, since the exercise prices of those awards are equal to the fair market value of Cross Media's Common Stock on the date of grant.

     If Cross Media had elected to recognize compensation expense based upon the fair value at the grant date, consistent with the methodology prescribed by SFAS No. 123, pro forma net loss and net loss per share to common stockholders for the years ended December 31, 2001 and 2000 would have increased to the following pro-forma amounts:

                                                                2001        2000
                                                              --------   ----------
                                                              (IN THOUSANDS EXCEPT
                                                               PER SHARE AMOUNTS)
Net Income (loss) applicable to common stockholders'
  As reported...............................................   $8,002     $(44,589)
  Pro forma.................................................    3,569      (45,160)
Net Income (loss) per share applicable to common
  stockholders'
  As reported...............................................   $ 0.86     $  (9.18)
  Pro forma.................................................     0.38        (9.45)

                       CROSS MEDIA MARKETING CORPORATION

     The following table summarizes the stock option activity for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

                                                          2001                  2000
                                                   -------------------   -------------------
                                                             WEIGHTED-             WEIGHTED-
                                                              AVERAGE               AVERAGE
                                                             EXERCISE              EXERCISE
                                                   OPTIONS     PRICE     OPTIONS     PRICE
                                                   -------   ---------   -------   ---------
Outstanding -- beginning of the year............      855      $9.40        96      $14.35
Granted.........................................    1,657       9.44       834        9.95
Canceled........................................       --       3.74       (75)      18.70
                                                    -----                  ---
Outstanding -- end of the year..................    2,512       9.51       855        9.65
                                                    =====                  ===
Options exercisable.............................      707       8.57       506        9.40
Weighted average fair value of options granted
  during the year...............................               $3.81                $ 4.05

     The following table summarizes additional information about outstanding and exercisable stock options at December 31, 2001. (in thousands, except per share amounts)

                               WEIGHTED-
                                AVERAGE     WEIGHTED-                 WEIGHTED-
   RANGE OF                    REMAINING     AVERAGE                   AVERAGE
   EXERCISE       NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
    PRICES      OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
   --------     -----------   -----------   ---------   -----------   ---------
$.05-$5.00           747         4.10        $ 3.89         189        $ 4.54
$5.25-$8.00          287         4.51        $ 4.51          59        $ 6.19
$8.10-$12.07       1,306         4.11        $ 9.53         441        $ 9.78
$12.50-$16.00         62         4.60        $14.59           9        $13.72
$19.65-$117.29       110         4.83        $52.16           9        $52.16
                   -----                                    ---
                   2,512                                    707
                   =====                                    ===

     The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions in 2001 and 2000: an expected life of five years, a risk-free interest rate of 6% and a volatility factor of 35%.

NOTE O -- FISCAL YEAR 2001 FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter, in addition to the adjustments recorded to revenue and income taxes (see Note B), Cross Media recognized the effect of certain adjustments and estimates, which resulted in an increase to net income of $1.4 million. These adjustments relate to (1) properly matching the accrual for the liability to publishers for subscriptions placed from non-dealer partners with the reimbursement to be received from the partner of $1.5 million, (2) revision of the estimate of deferred expenses incurred on deferred revenue to include other incremental costs incurred in generating the sale of magazine contracts for an additional deferral of $756,000, (3) reduction of amounts related to publishers for subscriptions of magazine for cancellations that take place after the subscription is placed, which resulted in a decrease of Cross Media's liability of $710,000, (4) recognition of $1.2 million in amortization of leads inventory based on the age of the lead and the projected revenues to be generated by the lead and (5) write off of $400,000 relating to receivables from Cross Media's publisher bonus program relating to uncollectible amounts. Management feels that these adjustments do not have a material effect on previously reported quarterly operating results.

                       CROSS MEDIA MARKETING CORPORATION

NOTE P -- STOCKHOLDERS' EQUITY

     At December 31, 2001, Cross Media was authorized to issue 40,000,000 shares of common stock, $.001 par value As of December 31, 2001 there were 12,712,000 shares of common stock outstanding after giving effect to the 1:5 reverse stock split on October 24, 2001. All prior year share amounts have been properly restated to reflect the 1: reverse stock split.

     If the holders of all outstanding options and common stock purchase warrants and the holders of the New Series A Shares converted them into common stock as of December 31, 2001, Cross Media would have been required to issue approximately 4.6 million additional shares of common stock.

     During the year ended December 31, 2001, Cross Media received proceeds of $2.4 million from the sale of approximately 97,680 shares of Cross Media's common stock and $1.4 million from the exercise of approximately 500,000 warrants.

     On October 24, 2001, Cross Media cancelled 120,000 treasury shares.

     During the fourth quarter of 2001, Cross Media purchased approximately 98,000 shares of Cross Media common stock for approximately $857,000.

     Cross Media recorded consulting expenses totaling $4.1 million in 2000. Included in the charges for 2000 are approximately $1.6 million of non-cash charges reflecting the estimated fair value of warrants and options granted to purchase 502,400 shares of Common Stock at a range of between $5.00 to $20.00 per share with terms of between two and five years. The fair value of such warrants was estimated using the Black-Scholes option pricing model.

NOTE Q -- NATIONAL SYNDICATIONS, INC. ACQUISITION

     On January 11, 2002, Cross Media acquired all of the capital stock of National Syndications, Inc. ("NSI") and all of the capital stock of Preferred Consumer Marketing, Inc. ("PCM"). Cross Media paid merger consideration of approximately $16.9 million, as follows: (i) $9.0 million in cash, (ii) $3 million in negotiable notes, (iii) $2,382,000 in non-negotiable promissory notes, (iv) $2,472,684 through the issuance of 279,859 shares of the Registrant's common stock. In addition to the merger consideration, Cross Media may pay up to approximately $2.9 million in contingent consideration based on three times the Joint Ventures' 2001 EBITDA and the aggregate Joint Ventures' income from January 1, 2001 through December 31, 2004. The contingent consideration will be accounted for as additional purchase price. A liability for the contingent consideration has not been recorded, as the outcome of the contingency is not determinable beyond a reasonable doubt. Cross Media is currently in the process of determining the allocation of the purchase price to the acquired assets and liabilities. Preliminary data indicated that the excess of purchase price over the liabilities assumed was approximately $11 million.

     The promissory notes bear interest at the rate of 7% per annum, are payable in 36 consecutive monthly installments on the last business day of each month, commencing January 31, 2002, and are secured by the assets of NSI and PCM. Upon the closing, Cross Media obtained a letter of credit in the amount of $1,000,000 from Fleet National Bank under the NSI and PCM existing credit agreement On March 19, 2002, Cross Media obtained a letter of credit in the amount of $5.6 million, representing the full amount of the notes, under its credit facility with Fleet described below.

     In addition to the merger consideration, Cross Media may make an additional payment to the former NSI and PCM stockholders. This payment, Stockholder JV Entitlement, dependent on future EBITDA of the Joint Ventures, shall be equal to the lesser of (i) three times the Joint Ventures' 2001 EBITDA of approximately $2.9 million and (ii) the aggregate Joint Ventures' income from January 1, 2002 through December 31, 2004. The Stockholder JV Entitlement is payable quarterly over the three-year period. The Joint Ventures are joint ventures entered into by NSI with third parties prior to the closing of the acquisition.

                       CROSS MEDIA MARKETING CORPORATION

NOTE R -- SUBSEQUENT EVENTS (UNAUDITED)

CREDIT FACILITIES

LANCER

     On March 1, 2002, Cross Media obtained a $2 million revolving credit facility from Lancer Offshore, Inc., a principal stockholder of Cross Media. The interest rate on borrowings under the revolving credit facility was 8% per annum and Lancer had the right to demand repayment of all borrowings at any time after March 31, 2002. Cross Media issued to Lancer two-year warrants to purchase 50,000 shares of common stock at an exercise price of $10.00 per share as an inducement for Lancer to provide Cross Media the revolving credit facility.

FLEET CREDIT AGREEMENT

     On March 19, 2002, Cross Media entered into a credit agreement with Fleet National Bank, as agent for the lenders and as issuing lender, to provide Cross Media a $35.0 million credit facility, subject to certain availability limitations. Cross Media may borrow funds under the credit facility as revolving prime rate or LIBOR rate loans and/or obtain letters of credit. Interest on the credit facility accrues at the prime rate designated from time to time by the agent, Fleet, plus an applicable margin, for prime rate loans, or at the LIBOR rate plus an applicable margin for LIBOR loans. The applicable margin is subject to adjustment based on Cross Media's leverage ratio.

     Cross Media also pays a commitment fee during the term of the facility based on the unused borrowings under the facility, and a letter of credit fee based on the applicable margin for the LIBOR rate loans during the time that letters of credit remain outstanding.

     All of Cross Media's subsidiaries are joint and several co-borrowers under the Fleet credit facility. Cross Media has pledged all of its assets and all of the assets and capital stock of its subsidiaries to secure its obligations under the facility. The Fleet credit facility imposes certain limitations on Cross Media's activities, including restrictions on acquisitions, incurring additional indebtedness, granting liens and declaring and paying dividends. Cross Media is also required to maintain minimum EBITDA levels and minimum leverage, consolidated net worth and fixed charge coverage ratios.

     Upon entering into the new credit agreement with Fleet, Cross Media terminated its credit agreement with Coast. Cross Media repaid the remaining borrowings under the Coast Facility of approximately $18 million as well as an early termination fee of $200,000. As a result of the early termination of the Coast facility, Cross Media will record an extraordinary charge of approximately $438,000.

     On March 19, 2002, Cross Media repaid the $2 million of outstanding borrowings under the Lancer revolving credit facility plus accrued interest of $7,000 from the proceeds from the Fleet credit facility, and the Lancer revolving credit facility was terminated.

ECOUPON'S COMPLAINT

     In March 2002, a complaint was filed in the United States District Court for the District of Kansas by J.M. Thies, John Minnick and William Sharp against LifeMinders, Inc. (which Cross Media acquired on October 24, 2001), Douglas Lindgren and Jonathan Bulkeley, directors of Cross Media, and former officers and directors of LifeMinders, requesting monetary damages in an amount not less than $4.2 million and punitive damages in an amount not less than $5 million against the defendants. In accordance with the terms of Cross Media's merger agreement with LifeMinders, Cross Media is obligated to indemnify the other defendants.

                       CROSS MEDIA MARKETING CORPORATION

     The plaintiffs, former stockholders of eCoupons.com, Inc., a company that merged with and into LifeMinders in December 2000, allege that the defendants made misrepresentations to the plaintiffs to induce them to merge eCoupons with and into LifeMinders. Cross Media was aware of the dispute prior to closing the Lifeminders acquisition and believes that it has adequate insurance to cover any awards of monetary damages in the lawsuit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The information and accompanying exhibits called for by Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act, Item 10. Executive Compensation, Item 11. Security Ownership of Certain Beneficial Owners and Management, and Item 12. Certain Relationships and Related Transactions is incorporated herein by reference to Cross Media's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which definitive proxy statement is expected to be filed with the Commission no later than 120 days after the end of the fiscal year to which this Report relates.

ITEM 9.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 2.1(10)      Amended and Restated Agreement and Plan of Merger, dated
              August 20, 2001, among Cross Media Marketing Corporation and
              LifeMinders, Inc., as amended.
 2.2(13)      Agreement and Plan of Merger, dated as of January 4, 2002 by and among Cross Media, CMMSC, NSI and Anthony Pironti (the
              "NSI Agreement").
 2.3(13)      List of Omitted Schedules/Exhibits to the NSI Agreement.
 2.4(13)      Agreement and Plan of Merger dated as of January 4, 2002, by and among, Cross Media CMCMC, PCM and Anthony Pironti (the
              "PCM Agreement").
 2.6(13)      List of Omitted Schedules/Exhibits to the PCM Agreement.
 3.1(12)      Amended and Restated Certificate of Incorporation of Cross
              Media filed with the Secretary of State of the State of
              Delaware on October 24, 2001.
 3.2(12)      Amended and Restated Bylaws of Cross Media.
10.1(a)(2)    Lease Agreement, dated as of October 1, 1996, between P & T
              Properties, L.L.C., Lessor, and Direct Sales International,
              L.P., Lessee.
10.1(b)(2)    First Amendment to Lease Agreement, dated as of January 1,
              1999, between P & T Properties, L.L.C., Lessor, and Direct
              Sales International, L.P., Lessee.
10.2(4)       Letter Agreement between Cross Media and The Shaar Fund
              Ltd., holder of the Series A Convertible Preferred Stock,
              dated as of July 18, 2001.
10.3(4)       Agreement between Cross Media and The Shaar Fund Ltd., dated as of July 18, 2001.
10.4(a)(1)    Employment Agreement between Cross Media and Richard
              Kaufman, dated as of May 1, 2000.
10.4(b)(6)    Amendment to Employment Agreement dated as of May 1, 2001
              between Cross Media and Richard Kaufman.
10.5(5)       Employment Agreement between Cross Media and Andrew Nelson, dated as of November 21, 2000.
10.6(5)       Employment Agreement between Cross Media and Chet Borgida, dated as of May 7, 2001.
10.7(10)      Employment Agreement between Cross Media and Dan Berman,
              dated as of July 16, 2001.
10.8(3)       Employment Agreement between Symposium Fusion, Inc. (f/k/a
              WeFusion.com, Inc.) and Christopher Thompson, dated as of
              November 30, 2000.
10.9(a)(3)    Employment Agreement between Media Outsourcing Inc. (f/k/a
              Direct Sales International, Inc.) and Dennis Gougion, dated as of January 28, 2000.
10.9(b)       Amendment to Employment Agreement dated as of January 28,
              2000 between Dennis Gougion and Media Outsourcing, Inc.
10.10(6)      Employment Agreement, dated as of May 1, 2001, between Cross
              Media and Ronald Altbach.
10.11(13)     Employment Agreement between NSI and Anthony Pironti dated as of January 11, 2002.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.12(2)      Agreement and Plan of Merger, dated as of November 30, 2000, by and among WeFusion.com, Inc., Cross Media, Symposium
              Fusion, Inc. and certain stockholders of WeFusion.com, Inc.
10.13(6)      Agreement of Lease, dated as of February 16, 2001, between
              Cross Media and 461 Fifth Avenue Associates LLC.
10.14(10)     1998 Stock Option Plan of Cross Media, as amended as of
              December 31, 2001.
10.15(7)      1998 Stock Option Plan of LifeMinders.
10.16(8)      2000 Stock Incentive Plan of LifeMinders.
10.17(8)      WITI Corporation 1996 Stock Option Plan.
10.18(9)      SmartRay Network, Inc. Stock Option and Restricted Stock
              Purchase Plan.
10.19(10)     Ecoupons.com, Inc. 1999 Stock Option Plan.
10.20(6)      Agreement, dated as of May 10, 2001, among Cross Media,
              Richard Prochnow and RLP Holdings, L.P.
10.21(5)      Services Agreement, dated as of July 1, 2001, between Media
              Outsourcing, Inc. and TBC Telemarketing, Inc. d/b/a TBC
              Consulting Group.
10.22(5)      Limited Liability Company Agreement, dated as of June 8,
              2001, between Media Outsourcing, Inc. and JWE Holdings, Inc.
10.23(13)     Security Agreement among the Registrant, Cross Media
              Syndications Corporation ("CMMSC"), Anthony Pironti, Randall
              Gouse and Jess Joseph dated as of January 11, 2002.
10.24(13)     Security Agreement among the Registrant, Preferred Consumer
              Markets, Inc. ("PCM"), Anthony Pironti, Randall Gouse and
              Jess Joseph dated as of January 11, 2002.
10.25         Credit Agreement between Cross Media and Fleet National Bank dated March 19, 2002.
10.26         Pledge Agreement between Cross Media and Fleet National Bank dated March 19, 2002.
10.27         Security Agreement between Cross Media and Fleet National
              Bank dated March 19, 2002.
10.28         Trademark Security Agreement between Cross Media and Fleet
              National Bank dated March 19, 2002.
10.29         Trademark Security Agreement between Media Outsourcing Inc.
              and Fleet National Bank dated March 19, 2002.
10.30         Trademark Security Agreement between National Syndications,
              Inc. and Fleet National Bank dated March 19, 2002.
10.31         Trademark Security Agreement between eCoupons, Inc. and
              Fleet National Bank dated March 19, 2002.
10.32(10)     Amended and Restated Agreement and Plan of Merger by and
              between Cross Media and LifeMinders dated as of August 20,
              2001.
10.33(13)     Agreement and Plan of Merger by and among National
              Syndications, Inc. ("NSI"), CMMSC, Cross Media and the
              stockholders of NSI.
10.34(13)     Agreement and Plan of Merger by and among Cross Media, Cross
              Media Consumer Marketing Corporation, PCM and the
              stockholders of PCM.
21.1          Subsidiaries of Cross Media.
23.1          Consent of Grant Thornton LLP.

---------------

 (1) Incorporated by reference to Cross Media's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, filed with the SEC on November 11, 2000.

 (2) Incorporated by reference to Cross Media's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed with the SEC on March 26, 2001.

 (3) Incorporated by reference to Cross Media's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, filed with the SEC on August 16, 1999.

 (4) Incorporated by reference to Cross Media's Current Report on Form 8-K filed with the SEC on July 25, 2001.

 (5) Incorporated by reference to Cross Media's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed with the SEC on August 14, 2001.

 (6) Incorporated by reference to Cross Media's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed with the SEC on May 15, 2001.

 (7) Incorporated by reference to LifeMinders' Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on October 29, 1999.

 (8) Incorporated by reference to LifeMinders' Registration Statement on Form S-8 filed with the SEC on June 27, 2000.

 (9) Incorporated by reference to LifeMinders' Registration Statement on Form S-8 filed with the SEC on September 29, 2000.

(10) Incorporated by reference to the applicable exhibit or annex contained in Cross Media's Registration Statement on Form S-4, as amended, initially filed wit the SEC on April 22, 2001.

(11) Incorporated by reference to the applicable exhibit contained in Cross Media's Registration on Form S-3, filed with the SEC on October 31, 2001.

(12) Incorporated by reference to the applicable exhibit contained in the Cross Media's Current Report on Form 8-K (for the event dated October 24, 2001) filed with the SEC on March 1, 2001.

(13) Incorporated by reference to the applicable exhibit contained in Cross Media's Current Report on Form 8-K (for the event dated January 11, 2002) filed with the SEC on January 28, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2002

                                          CROSS MEDIA MARKETING CORPORATION

                                          By:       /s/ RONALD ALTBACH
                                              ----------------------------------
                                          Name: Ronald Altbach
                                          Title:  Chairman, Director and Chief
                                          Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                      TITLE                       DATE
--------------------------------------------------   ----------------------------------   --------------

                /s/ RONALD ALTBACH                      Chairman, Director and Chief      March 25, 2002
 ------------------------------------------------            Executive Officer
                  Ronald Altbach


               /s/ RICHARD KAUFMAN                         Director and President         March 25, 2002
 ------------------------------------------------
                 Richard Kaufman


                 /s/ CHET BORGIDA                     Senior Vice President and Chief     March 25, 2002
 ------------------------------------------------            Financial Officer
                   Chet Borgida


              /s/ JONATHAN BULKELEY                               Director                March 25, 2002
 ------------------------------------------------
                Jonathan Bulkeley


                /s/ RICHARD COHEN                                 Director                March 25, 2002
 ------------------------------------------------
                  Richard Cohen


                /s/ BRUCE DORSKIND                                Director                March 25, 2002
 ------------------------------------------------
                  Bruce Dorskind


                 /s/ KEN LAMBERT                                  Director                March 25, 2002
 ------------------------------------------------
                   Ken Lambert


             /s/ DOUGLAS A. LINDGREN                              Director                March 25, 2002
 ------------------------------------------------
               Douglas A. Lindgren


              /s/ WILLIAM MORRISSEY                               Director                March 25, 2002
 ------------------------------------------------
                William Morrissey