Form 10-Q
period 2002-03-31
CROSS MEDIA MARKETING CORP
filed 2002-05-15
CIK 1069201

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)
      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934.

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No

     As of May 15, 2002, there were 14,563,158 shares of the registrant's Common Stock, par value $.001, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CROSS MEDIA MARKETING CORPORATION

                                   FORM 10-Q
                                 MARCH 31, 2002

                                C O N T E N T S

PART I.  FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
Item 1.   Financial Statements
  Condensed Consolidated Balance Sheets as of March 31, 2002
     (unaudited) and December 31, 2001................................  F-1
  Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and March 31, 2001 (unaudited)..............  F-2
  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and March 31, 2001 (unaudited)..............  F-3
  Notes to Condensed Consolidated Financial Statements (unaudited)....  F-4
          Management's Discussion and Analysis of Financial Condition
Item 2.   and Results of Operations...................................    1

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   14
Item 2.   Change in Securities........................................   14
Item 3.   Defaults Upon Securities....................................   15
Item 4.   Submission of Matters to Vote of Stockholders...............   15
Item 5.   Other Information...........................................   15
Item 6.   Reports on Form 8-K.........................................   15

SIGNATURE

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
ASSETS:
Current assets
  Cash and cash equivalents.................................   $  9,288       $ 12,490
  Accounts receivable, net of reserves......................     62,144         46,058
  Other receivables.........................................      5,425          6,664
  Inventory.................................................      3,841             --
  Prepaid expenses and other................................      3,442          1,829
  Deferred expenses.........................................      4,472          2,239
                                                               --------       --------
          Total current assets..............................     88,612         69,280
  Property and equipment, net...............................      6,460          4,425
  Deferred taxes............................................      1,546          2,800
  Goodwill..................................................     31,352         12,137
  Intangibles, net..........................................      2,945          5,733
  Other assets..............................................      1,893            856
                                                               --------       --------
                                                               $132,808       $ 95,231
                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities
  Revolving credit facility.................................   $ 26,036       $ 17,329
  Accounts payable and accrued expenses.....................     15,802          6,916
  Amounts due to publishers.................................      3,925          3,768
  Deferred revenue..........................................        534          3,191
  Notes payable.............................................      1,869             --
                                                               --------       --------
          Total current liabilities.........................     48,166         31,204
Long term liabilities
  Amounts due to publishers.................................      4,753          4,984
  Capital lease obligations.................................        767            869
  Notes payable.............................................      3,444             --
Minority interest...........................................        354             --

STOCKHOLDERS' EQUITY:
  Common stock, par value $.001 per share; authorized 40,000 shares; 14,490 issued and 14,392 outstanding at March
     31, 2002 and 12,712 issued and 12,614 outstanding at
     December 31, 2001......................................         14             13
  Additional paid in capital................................    122,237        106,183
  Note receivable -- common stock...........................       (698)          (698)
  Treasury stock, 98 shares.................................       (857)          (857)
  Deferred compensation.....................................        (53)           (53)
  Accumulated deficit.......................................    (45,319)       (46,414)
                                                               --------       --------
          Total stockholders' equity........................     75,324         58,174
                                                               --------       --------
                                                               $132,808       $ 95,231
                                                               ========       ========

        The accompanying notes are an integral part of these statements.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE THREE
                                                                  MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenues, net...............................................   $44,001     $19,678
Direct costs and expenses
  Commission expense........................................    11,541       9,581
  Other direct costs........................................    21,835       5,204
                                                               -------     -------
                                                                33,376      14,785
     Gross profit...........................................    10,625       4,893
General and administrative expenses.........................     7,819       3,282
                                                               -------     -------
Income from operations......................................     2,806       1,611
Other income(expense)
  Interest expense..........................................      (516)       (458)
  Minority interest.........................................      (332)         --
  Equity in income of affiliates............................       140          --
                                                               -------     -------
Income before income taxes..................................     2,098       1,153
Provision for income taxes..................................       525         232
                                                               -------     -------
Net income before extraordinary item........................     1,573         921
Extraordinary loss..........................................       478          --
                                                               -------     -------
Net income..................................................     1,095         921
Preferred dividends.........................................        --       1,131
                                                               -------     -------
Net income (loss) applicable to common stockholders.........   $ 1,095     $  (210)
                                                               =======     =======
Income (loss) per share applicable to common stockholders:
  Income (loss) per share before extraordinary item:
  Basic.....................................................   $  0.12     $ (0.03)
                                                               =======     =======
  Diluted...................................................   $  0.11     $ (0.03)
                                                               =======     =======
Extraordinary loss per share:
  Basic.....................................................   $ (0.04)    $    --
                                                               =======     =======
  Diluted...................................................   $ (0.03)    $    --
                                                               =======     =======
Income (loss) per share applicable to common stockholders:
  Basic.....................................................   $  0.08     $ (0.03)
                                                               =======     =======
  Diluted...................................................   $  0.08     $ (0.03)
                                                               =======     =======
Weighted -- average shares of common stock:
  Basic.....................................................    13,258       6,558
                                                               =======     =======
  Diluted...................................................    14,575       6,558
                                                               =======     =======

        The accompanying notes are an integral part of these statements.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FOR THE
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Net Income................................................  $  1,095   $    921
  Adjustments to reconcile results of operations to net cash effect of operating activities:
     Depreciation and amortization..........................       457        317
     Extraordinary Item -- non cash.........................       278         --
  Net change in asset and liability accounts, net of
     businesses acquired
     Accounts receivable....................................   (11,753)    (1,794)
     Inventories and other current assets...................        16        165
     Other assets...........................................     1,114        215
     Accounts payable and other current liabilities.........    (3,232)       259
                                                              --------   --------
          Net cash (used in) provided by operating
           activities.......................................   (12,025)        83
Cash flows from investing activities:
     Net cash paid for NSI acquisition......................    (9,512)        --
     Additional cash paid for prior acquisitions............      (161)        --
     Purchase of equipment..................................    (1,962)      (285)
     Investment in joint venture............................        90         --
                                                              --------   --------
          Net cash used in investing activities.............   (11,545)      (285)
Cash flows from financing activities:
     Net proceeds from common stock offering................    10,957      1,423
     Net proceeds from exercise of options/warrants.........     1,496         --
     Redemption of preferred stock..........................        --     (2,100)
     Net funds drawn on revolver for DSI acquisition........        --     20,800
     Net repayments of Coast credit agreement...............   (17,952)   (20,255)
     Preferred dividends paid...............................        --       (168)
     Payment of NSI notes...................................      (296)        --
     Net proceeds from revolving credit facility............    28,158         --
     Payment of bridge loan.................................    (2,000)        --
     Proceeds from bridge loan..............................     2,000         --
     Payment of NSI notes...................................    (1,500)        --
     Termination fee in connection with retirement of Coast
      credit facility.......................................      (200)        --
     Deferred financing fees................................      (295)        --
                                                              --------   --------
          Net cash provided by (used in) financing
           activities.......................................    20,368       (300)
                                                              --------   --------
Net decrease in cash and cash equivalents...................    (3,202)      (502)
  Cash and cash equivalents at beginning of period..........    12,490      2,327
                                                              --------   --------
  Cash and cash equivalents at end of period................  $  9,288   $  1,825
                                                              ========   ========
Supplemental disclosure of cash flow information:
  Interest paid during the period...........................  $    516   $    458
                                                              ========   ========
  Income taxes paid during the period.......................  $    470   $     --
                                                              ========   ========

         The accompanying notes are an integral part of this statement.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                  (UNAUDITED)

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

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Condensed Consolidated Financial Statements: In the opinion of Cross Media, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Cross Media as of March 31, 2002 and December 31, 2001, the results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001. The condensed consolidated financial statements include the accounts of Cross Media and its wholly-owned and majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. These financial statements are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

     Principles of Consolidation: The consolidated financial statements include the accounts of Cross Media and its wholly-owned subsidiaries and majority owned joint ventures.

     Segment Reporting: Cross Media is in the direct marketing business, which it considers its sole business segment.

     Magazine Revenue: Revenues derived from originating magazine subscriptions are recognized by Cross Media when Cross Media receives the first installment payment for subscriptions purchased. Revenues also include commissions earned from publishers in connection with originating paid subscriptions for certain publications. Commissions are also earned from outside parties for securing memberships in a discount-buying club and sales of long-distance telephone services. Commissions are recognized when the related subscriptions or memberships are obtained. Magazine revenues are reflected net of cancellation and collection reserves as well amounts due to publishers. Such cancellation and collection reserves are based upon Cross Media's historical cancellation and collection experience. In the first quarter ended March 31, 2002, two independent call centers accounted for approximately 32% of Cross Media's magazine subscription revenues. These call centers do not have any commitment to generate sales for Cross Media and could therefore, at any time, terminate their relationships with Cross Media without notice, which could have a material adverse effect on Cross Media's business. Cross Media continually evaluates actual collection and cancellation experience as it

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES relates to magazines sales and adjusts collection and cancellation reserves based on actual experience. Based upon this evaluation, for the three months ended March 31, 2002, Cross Media adjusted net revenues by approximately $0.9 million.

     Upfront Revenue: Upfront sales relating to National Syndications Inc. and Preferred Consumer Marketing (collectively referred to as "NSI") operations are one time purchases made by customers. Upfront sales are usually generated by inbound calling in response to advertising space in Parade Magazine and USA Weekly and involve the one time sale of products such as coins, collectibles and other products. Sales are recognized when the product is shipped. If cash is received before the product is shipped, the sale is deferred until inventory has been released.

     Continuity Revenue: Continuity sales are recognized when the product is shipped.

     Cash and Cash Equivalents: Cross Media considers all highly liquid investments with maturities of three months or less to be cash equivalents. As of March 31, 2002, Cross Media had approximately $9.3 million in cash on hand to be used to in its operations.

     Property and Equipment: Property and equipment are recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

     Goodwill Amortization: Goodwill represents the excess of the purchase price over the fair market value of net assets acquired in business combinations. The carrying value of goodwill is analyzed by Cross Media, based upon the expected revenue and profitability levels of the acquired enterprise, to determine whether the value and future benefit may indicate a decline in value. If Cross Media determines that there has been a decline in value of the acquired enterprise, Cross Media writes down the value of the goodwill to the revised fair value. In June 2001, Cross Media adopted Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and beginning January 1, 2002 Cross Media adopted SFAS No. 142, "Goodwill and Other Intangible Assets". (See Note F for more information). At each balance sheet date, Cross Media evaluates the realizability of goodwill based on expectations of discounted cash flows. If the sum of the discounted cash flows is less than the carrying amount of all assets, including intangible assets, Cross Media recognizes an impairment loss. Cross Media believes no material impairment to goodwill exists at March 31, 2002.

     Joint Ventures: Joint ventures are accounted under the equity method of accounting and relate to joint ventures entered into by NSI with third parties prior to the closing of the acquisition.

     Income Taxes: As part of the process of preparing Cross Media's consolidated financial statements, Cross Media is required to estimate its income taxes in each of the jurisdictions in which Cross Media operates. This process involves Cross Media estimating its actual current tax exposure together with assessing temporary differences resulting from different treatment of items. These differences result in deferred tax assets and liabilities, which are included within Cross Media's consolidated balance sheet. Cross Media must then look at the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent Cross Media believes that recovery is not likely, Cross Media must establish a valuation allowance.

     Deferred Financing Costs: Deferred financing costs are costs incurred in connection with obtaining outside financing and are amortized on a straight-line basis over the term of the related credit facility, which is two years.

     Accounting for Stock-Based Compensation: Cross Media has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25). Under APB No. 25, when the exercise price of an employee stock option granted by Cross Media is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

     Net Income (Loss) Per Share Applicable to Common Stockholders:  Net income
(loss) per share applicable to common stockholders is presented under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period plus potentially dilutive securities.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                  FOR THE THREE
                                                                  MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2002        2001
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Numerator:
  Net income before extraordinary item and preferred
     dividends..............................................   $1,573      $  921
  Extraordinary loss........................................      478          --
                                                               ------      ------
  Net income................................................    1,095         921
  Preferred stock dividends.................................       --       1,131
                                                               ------      ------
  Net income (loss) applicable to common stockholders.......   $1,095      $ (210)
                                                               ======      ======
Denominator:
  Basic -- weighted average shares..........................   13,258       6,558
     Stock options..........................................      627          --
     Warrants...............................................      690          --
                                                               ------      ------
  Diluted weighted average shares...........................   14,575       6,558
                                                               ======      ======
Income (loss) per share before extraordinary item:
  -- basic..................................................   $ 0.12      $(0.03)
                                                               ======      ======
  -- diluted................................................   $ 0.11      $(0.03)
                                                               ======      ======
Extraordinary loss per share:
  -- basic..................................................   $(0.04)         --
                                                               ======      ======
  -- diluted................................................   $(0.03)         --
                                                               ======      ======
Income (loss) per share applicable to common stockholders:
  -- basic..................................................   $ 0.08      $(0.03)
                                                               ======      ======
  -- diluted................................................   $ 0.08      $(0.03)
                                                               ======      ======

     Stock options which were not included in the calculation, were the equivalent of 3.5 million shares as of March 31, 2002 and 3.4 million shares as of March 31, 2001 because they were antidilutive. In addition, the effect of the convertible preferred stock was also antidilutive in 2001.

     Commission Expense: Commission expense is recognized when Cross Media receives the first installment payment for subscriptions purchased.

     Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of purchased items ready for resale.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

     Advertising and promotion costs: Costs related to advertising and promotion are amortized ratably over the estimated lifetime revenue stream generating from the advertising effort.

     Reclassification: Certain amounts in the March 31, 2001 financial statements have been reclassified to conform to the March 31, 2002 classifications.

     Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to estimates of pay to maturity of accounts receivable used in recording net revenue, collectibility of accounts receivable, the realizability of goodwill and other intangible assets, amounts due to publishers and due from partners, accruals, income taxes and other factors. Management has exercised reasonable judgment in deriving these estimates, however, actual results could differ from these estimates. Consequently, change in conditions could affect Cross Media's estimates.

     Fair Value of Financial Instruments: The recorded values of cash, accounts receivable, and accrued liabilities reflected in the financial statements approximates their fair value due to the short-term nature of the instruments. Borrowings under the line of credit approximate fair value as such line is subject to a variable interest rate that reflects adjustments in the market rates of interest. The recorded value of the stock note receivable approximates fair value.

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

  LIFEMINDERS ACQUISITION

     On October 24, 2001, Cross Media acquired the stock of LifeMinders, Inc., ("LFMN") an online direct marketer, through the merger of LifeMinders with and into Cross Media. The total purchase price of the

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES merger was approximately $62 million. Cross Media received in aggregate approximately $18 million in cash after payments to existing LifeMinders shareholders of $24 million, $3.5 million for the redemption and inducement to convert Series A preferred stock and $4 million in transaction costs. In addition, Cross Media issued an aggregate of approximately 4.54 million shares of common stock to the former LifeMinders shareholders. Cross Media recorded goodwill of $5.0 million as a result of total consideration over the net assets acquired on the date of the merger. During the first quarter 2002, Cross Media finalized its valuation of intangibles acquired from the acquisition of LFMN and subsequently reduced the value recorded at December 31, 2001 from $6.0 million to $3.3 million based on an outside third party evaluation. This resulted in a decrease in intangibles and net deferred tax assets and an increase in goodwill.

     In connection with the merger, Cross Media assumed options to purchase 2,687,667 shares of LifeMinders common stock. The number of shares issuable on exercise of these options was adjusted by the per share exchange ratio of .2596 and the exercise price of these options was divided by the per share exchange ratio of .2596. As a result, these options are exercisable to purchase an aggregate of 697,825 shares of Cross Media common stock. This resulted in a $1.9 million increase to the total purchase of the acquisition of LifeMinders.

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

  NSI

     On January 11, 2002, Cross Media acquired all of the capital stock of NSI. Cross Media recorded the cost of the NSI acquisition of approximately $19.8 million, as follows: (i) $9 million in cash, (ii) $3.1 million in negotiable promissory notes, (iii) $2.5 million in non-negotiable promissory notes, (iv) $3.2 million through the issuance of 279,859 shares of common stock, (v) a $1 million liability for the estimated current portion of the contingent consideration (described below) and (vi) approximately $1 million in transaction costs. Cross Media may pay up to approximately $3.1 million in contingent consideration based on three times the Joint Ventures' 2001 EBITDA and the aggregate Joint Ventures' income from January 1, 2001 through December 31, 2004. The contingent consideration will be accounted for as additional purchase price. The remaining balance of the $2.1 million contingent consideration has not been recorded on the balance sheet as of March 31, 2002, as the outcome of the contingency is not determinable beyond a reasonable doubt. Goodwill recorded as a result of the transaction was $14.9 million as of March 31, 2002. The operating results from NSI have been included in the consolidated results of operations since the date of the acquisition.

     The promissory notes bear interest at the rate of 7% per annum, are payable in 36 consecutive monthly installments on the last business day of each month, payments commenced on January 31, 2002, and are secured by the assets of NSI. Upon the closing, Cross Media obtained a letter of credit in the amount of $1 million from Fleet National Bank under the NSI existing credit agreement. On March 19, 2002, Cross Media obtained a letter of credit in the amount of $5.6 million, representing the full amount of the notes, under its credit facility (See Note D). As of March 31, 2002, $5.3 million was outstanding as a result of monthly payments made under the note agreement.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                               (IN THOUSANDS)
                                                               --------------
Accounts receivable.........................................      $ 4,332
Inventory...................................................        3,701
Other current assets........................................        1,928
Deferred costs..............................................        3,372
Fixed assets................................................        1,102
Other assets................................................        1,551
                                                                  -------
          Total assets acquired.............................      $15,986
Current liabilities.........................................       11,130
                                                                  -------
          Net assets acquired...............................      $ 4,856
                                                                  =======

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

     The following pro forma information illustrates the estimated effects of the acquisitions of LifeMinders and NSI as if such transactions were consummated on January 1, 2001:

                                                                              FOR THE THREE
                                                                              MONTHS ENDED
                                                                          ---------------------
                                                                          MARCH 31,   MARCH 31,
                                                                            2002        2001
                                                                          ---------   ---------
                                                                          (IN THOUSANDS EXCEPT
                                                                           PER SHARE AMOUNTS)
Revenues, net.............................................  As Reported    $44,001    $ 19,678
                                                            Pro forma       44,001      30,698

Net income (loss) before extraordinary item...............  As Reported    $ 1,573    $    921
                                                            Pro forma        1,373     (16,650)

Extraordinary loss........................................  As Reported    $   478    $     --
                                                            Pro forma          478          --

Income (loss) applicable to common stockholders...........  As Reported    $ 1,095    $   (210)
                                                            Pro forma          895     (17,781)
Income (loss) per share
  before extraordinary item:
     -- basic.............................................  As Reported    $  0.12    $  (0.03)
                                                            Pro forma         0.11       (1.51)

     -- diluted...........................................  As Reported    $  0.11    $  (0.03)
                                                            Pro forma         0.09       (1.51)
Extraordinary loss:
     -- basic.............................................  As Reported    $ (0.04)   $     --
                                                            Pro forma        (0.04)         --
     -- diluted...........................................  As Reported    $ (0.03)   $     --
                                                            Pro forma        (0.03)         --
Income (loss) per share applicable to common stockholders:
     -- basic.............................................  As Reported    $  0.08    $  (0.03)
                                                            Pro forma         0.07       (1.51)
     -- diluted...........................................  As Reported    $  0.08    $  (0.03)
                                                            Pro forma         0.06       (1.51)

NOTE D -- REVOLVING CREDIT FACILITIES

  LANCER CREDIT FACILITY

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

     On March 19, 2002, Cross Media repaid the $2 million of outstanding borrowings under the Lancer revolving credit facility plus accrued interest from the proceeds from the Fleet credit facility, and the Lancer revolving credit facility was terminated.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

  FLEET CREDIT FACILITY

     On March 19, 2002, Cross Media entered into a credit agreement with Fleet National Bank, as agent for the lenders and as issuing lender, to provide Cross Media a $35 million credit facility, subject to certain availability limitations. Cross Media may borrow funds under the credit facility as revolving prime rate or LIBOR rate loans and/or obtain letters of credit. Interest on the credit facility accrues at the prime rate designated from time to time by the agent, Fleet, plus an applicable margin, for prime rate loans, or at the LIBOR rate plus an applicable margin for LIBOR loans. The applicable margin is subject to adjustment based on Cross Media's leverage ratio.

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

     Upon entering into the new credit agreement with Fleet, Cross Media terminated its credit agreement with Coast Business Credit ("Coast"). Cross Media repaid the remaining borrowings under the Coast Facility of approximately $18 million as well as an early termination fee of $0.2 million. As a result of the early termination of the Coast facility, Cross Media recorded an extraordinary charge of approximately $0.5 million. As of March 31, 2002, Cross Media had $26 million outstanding under the Fleet credit facility.

NOTE E -- INCOME TAXES

     As of March 31, 2002, Cross Media has federal and state net operating loss carryforwards of approximately $95 million that will be available to offset future taxable income, if any, through December 2021. This consists primarily of net operating losses acquired in connection with the acquisition of LifeMinders, Inc. The utilization of net operating losses is subject to a substantial limitation due to the change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A valuation allowance has been established to reserve for the remaining deferred tax assets arising from substantially all of the net operating losses and other temporary differences due to the uncertainty that their benefit will be realized in the future.

NOTE F -- EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141 "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

     As a result of the adoption of SFAS 142, Cross Media did not recognize goodwill amortization for the three months ended March 31, 2002. If SFAS No. 142 was in effect during the first quarter of 2001, Cross Media would not have recognized $0.2 million in goodwill amortization, therefore net income applicable to common stockholders would have increased to approximately $17,000 and earnings per share applicable to common stockholder would have increased by $0.03.

     In August 2001, the FASB, issued SFAS, No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement provides that companies should recognize the asset retirement

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES cost at its fair value as part of the cost of the asset and classify the accrued amount as a liability. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The Statement will be effective for fiscal years beginning after June 15, 2002. Cross Media has not yet determined the effect that SFAS No. 143 will have on its consolidated financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS 121, while retaining many of the requirements of such statement. Cross Media has determined that the impact of this statement is not material as of March 31, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in Accounting Principles Board Opinion ("APB") 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company will adopt SFAS No. 145 effective January 1, 2003. Cross Media will reclassify the extraordinary loss of $0.5 million recorded as of March 31, 2002 into income from operations in the first quarter of 2003.

NOTE G -- COMMITMENTS AND CONTINGENCIES

     Cross Media provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has incurred and the amount of such liability can be reasonably estimated.

     In March 2002, a complaint was filed in the United States District Court for the District of Kansas by J.M. Thies, John Minnick and William Sharp against LifeMinders, Inc. (which Cross Media acquired on October 24, 2001), Douglas Lindgren and Jonathan Bulkeley, directors of Cross Media and former officers and directors of LifeMinders, requesting monetary damages in an amount not less than $4.2 million and punitive damages in an amount not less than $5 million against the defendants. In accordance with the terms of Cross Media's merger agreement with LifeMinders, Cross Media is obligated to indemnify the other defendants.

     The plaintiffs, former stockholders of eCoupons.com, Inc., a company that merged with and into LifeMinders in December 2000, allege that the defendants made misrepresentations to the plaintiffs to induce them to merge eCoupons with and into LifeMinders. Cross Media was aware of the dispute prior to closing the Lifeminders acquisition and believes that it has adequate insurance to cover any award of monetary damages in the lawsuit. Cross Media is vigorously defending these claims.

     In April 2002, the United States Justice Department, on behalf of the Federal Trade Commission ("FTC"), filed a complaint in the United States District Court for the Northern District of Georgia against Cross Media, Media Outsourcing, Inc. ("MOS"), Ronald Altbach, Dennis Gougion, an officer of Media Outsourcing, and Richard Prochnow, a consultant to MOS. The complaint alleged violations of the Federal Telemarketing Sales Rule and the Federal Trade Commission Act and non-compliance with a previous FTC order entered into by Prochnow, individually and doing business as Direct Sales International, Inc., and Gougion, individually. MOS acquired certain assets of Direct Sales International in January 2000. The complaint seeks monetary civil penalties, redress, injunctive, and other relief against any such future violations.

     Simultaneous with the filing of the complaint, plaintiffs filed a motion for a temporary restraining order against the defendants seeking, among other things, compliance with the Telemarketing Sale Rule, the FTC Act, and the previous FTC order. At the hearing for the temporary restraining motion, the parties agreed to

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES postpone the hearing for a later date. Upon mutual agreement of the parties, the rescheduled hearing was postponed for an undetermined date to facilitate settlement discussions. Because this matter is in its early stages, Cross Media is unable to predict the outcome and the potential effect, if any, on its financial statements.

NOTE H -- STOCKHOLDERS' EQUITY

     At March 31, 2002, Cross Media was authorized to issue 40,000,000 shares of common stock, $.001 par value. As of March 31, 2002 there were approximately 14,392,000 shares of common stock outstanding. All prior year share amounts have been properly restated to reflect the 1:5 reverse stock split effected on October 24, 2001.

     If the holders of all outstanding options and common stock purchase warrants converted them into common stock as of March 31, 2002, Cross Media would have been required to issue approximately 4.8 million additional shares of common stock.

     During the quarter ended March 31, 2002, Cross Media received proceeds of $1.5 million from the exercise of approximately 393,000 warrants and stock options.

     In March 2002, Cross Media completed a private placement in which it sold 1,105,475 shares of its common stock at a price of $10.50 per share to a limited number of accredited investors and received gross proceeds of approximately $11.6 million. Stonegate Securities, Inc. served as placement agent, for which it received a placement agent fee equal to 6% of the gross proceeds and five-year warrants to purchase 110,548 shares of Cross Media common stock at an exercise price of $10.50 per share.

                           FORWARD-LOOKING STATEMENTS

     The statements contained in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could affect Cross Media's ability to achieve the anticipated financial results. Additionally, certain statements contained herein and in the information posted on the website of Cross Media that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Cross Media intends that forward-looking statements contained herein and on its website be subject to the safe harbor created thereby. Such forward-looking statements are based on current expectations of management but involve certain risks and uncertainties. Cross Media's actual results, performance or achievements could differ materially from the results, performance or achievements projected in, or implied by, such forward-looking statements as a result of risk factors, including, without limitation, the following: Cross Media's ability to integrate the recently acquired National Syndications operations and to make additional strategically appropriate acquisitions; the adequacy of accounts receivable reserves, changes in economic conditions or a material decline in the availability of consumer credit, interest rate fluctuations, Cross Media's limited operating history, competitive factors, the need to manage growth, volatility in the market price of the common stock and the securities markets generally, risks relating to government regulation of telemarketing and Internet marketing activities, Cross Media's ability to exploit its database and technological innovations and potential dilution. These factors are described in detail in this Form 10-Q.

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements of Cross Media Marketing Corporation and the notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Cross Media for the three-month periods ended March 31, 2002 and 2001.

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

     Cross Media's significant accounting policies are described in Note B in the Notes to the Condensed Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

REVENUE RECOGNITION

     During the quarter ended March 31, 2002, Cross Media derived revenues from the sale of magazine subscription contracts. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of Cross Media's revenue for any period if Cross Media's management made different judgments or utilized different estimates.

     Revenues derived from originating magazine subscriptions for others are recognized by Cross Media when Cross Media receives the first installment for subscriptions purchased. Magazine subscription revenues are recorded net of cancellations, collection reserves, and payments made to publishers for fulfillment costs. Cross Media performs an ongoing review of its cancellation and collection reserve using a static pool analysis pay to maturity of Cross Media's portfolio of consumer receivables. This evaluation is inherently judgmental and requires material estimates based on historical experience of collectibility and economic trends. A one percent change in the estimated cancellation and collection rate at March 31, 2002 could have resulted in a change in the cancellation and collection reserve, and a change in net revenue of $0.2 million.

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

RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

     Revenues, net: During the three months ended March 31, 2002, net revenues were $44 million, a 124% increase from net revenues of $19.7 million for the three months ended March 31, 2001. Net revenues increased as a result of higher sales of magazine contracts, increased revenue from sales of memberships, as well as revenues from the sale of coins, collectibles and other products. For the quarter ended March 31, 2002, net revenues consisted of (1) $27.8 million in sales of magazine contracts, (2) $3.5 million in other revenues consisting of commission revenues from sales of memberships to discount third party buying clubs, publisher fees and other revenues relating to Cross Media's magazine business and (3) $12.7 million in revenues from the sale of coins, collectibles and other products sold through our print and outbound telesales channels. Sales of magazine contracts increased 77% while other revenues relating to the magazine business decreased 12% over the same period in prior year. Cross Media continually evaluates actual collection and cancellations experience activity and adjusts collection and cancellation reserves based on actual experience. Based upon this evaluation, for the three months ended March 31, 2002, Cross Media adjusted net revenues by approximately $0.9 million.

     Commission Expense: Commission expense increased 20.5% to $11.5 million in the three months ended March 31, 2002 from $9.6 million in the same period of 2001 as a result of higher sales of magazine contracts. Commission expense decreased as a percentage of net magazine revenues from 61% for the three months ended March 31, 2001 compared to 42% for the three months ended March 31, 2002 as a result of the use of Cross Media's company owned and operated call centers which are generating a greater portion of the sale of magazine contracts compared to the same period in the prior year.

     Other Direct Costs: Other direct costs increased $16.6 million from $5.2 million for the three months ended March 31, 2001 to $21.8 million for the three months ended March 31, 2002. This is a result of a $3.5 million increase relating to the expansion of Cross Media's company owned and operated call centers, a $2.7 million increase in direct recurring payroll, rent and other costs relating to the expansion of Cross Media's operations and a $10.4 million increase relating to cost of sales and promotional advertising costs incurred in connection with the sale of coins, collectibles and other products relating to our print and outbound telesales channels. For the three months ended March 31, 2002 and 2001, other direct costs as a percentage of net revenues associated with Cross Media's magazine business were 36% and 26%, respectively. The increase is related to a greater portion of Cross Media's magazine contracts generated from company owned operations and call centers.

     General and Administrative Expenses: General and administrative expenses increased $4.5 million to $7.8 million for the quarter ended March 31, 2002 from $3.3 million in the quarter ended March 31, 2001. The increase is attributable to $1.7 million of general and administrative costs relating to acquired operations and an additional $2.8 million relating to the expansion of Cross Media's operations.

     Other Income (Expense): For the three months ended March 31, 2002, other expense increased approximately $251,000 compared to the same period in the prior year relating to higher interest expense due to a higher average outstanding balance during the current quarter, a reduction for minority interest relating to Cross Media's 50% ownership in J Cross Marketing LLC of approximately $332,000, offset by $140,000 in income from NSI's 49% ownership of several joint ventures.

     Provision for Income Taxes: Cross Media recorded a provision of $.5 million for income taxes for the three months ended March 31, 2002 reflecting estimated taxes due based on a 25% effective tax rate estimated for fiscal 2002.

     Extraordinary Loss: Upon entering into the new credit agreement with Fleet, Cross Media terminated its credit agreement with Coast Business Credit ("Coast"). Cross Media repaid the remaining borrowings under the Coast facility of approximately $18 million as well as an early termination fee of $0.2 million. As a result of the early termination of the Coast facility, in the quarter ended March 31, 2002 Cross Media recorded an extraordinary charge of approximately $0.5 million relating to the early termination fee and the write off of the unamortized balance of deferred financing costs relating to the Coast facility.

     Preferred Dividends: For the three months ended March 31, 2002, Cross Media did not record preferred dividends as a result of the redemption and conversion of all preferred stock in 2001, compared to $1.1 million of preferred dividends recorded in the first quarter of 2001. The $1.1 million of dividends recorded in 2001 included $0.9 million of non-cash deemed dividends and approximately $0.2 million of contractual dividends. On February 15, 2001, Cross Media redeemed 22,992 shares of preferred stock. An additional 39,463 shares of preferred stock were converted into 789,250 shares of common stock. In consideration of the agreement of the holders to convert the preferred stock, Cross Media issued to the holders a total of 133,280 additional shares of common stock, pro rata in accordance with the number of shares each holder converted. The non-cash deemed dividend of $0.9 million represents the fair value of the additional shares issued.

     Net Income (Loss) Applicable to Common Stockholders: For the three months ended March 31, 2002, Cross Media had net income applicable to common stockholders of approximately $1.1 million, which resulted in diluted earnings per share applicable to common stockholders of $0.08. Net loss applicable to common stockholders for the quarter ended March 31, 2001 was $0.2 million, or $(0.03) per share. The increase is primarily the result of the impact of $1.1 million of preferred dividends recorded for the quarter ended March 31, 2001 and earnings of NSI.

                       LIQUIDITY AND FINANCIAL CONDITION

     At March 31, 2002, Cross Media had cash on hand of $9.3 million. During the quarter ended March 31, 2002 Cross Media used $12 million in operating activities, used $11.5 million in investing activities, relating to the net cash paid in connection with the NSI acquisition plus purchases of equipment, and generated $20.4 million from financing activities in connection with the private placement of Cross Media common stock and new Fleet credit facility. Cross Media generates cash flow from the sale of magazines and collection of consumer receivables, commissions earned from publishers in connection with originating paid subscriptions for certain publications, and commissions earned on the sale of third-party discount buying club memberships. Cross Media also generates cash flow through the sale of coins, collectibles and other products relating the print and outbound sales channels.

     At May 15, 2002, Cross Media had cash on hand of approximately $0.3 million. This reduction in available cash is primarily due to the use of approximately $10 million of cash proceeds from the March 2002 private placement described below to reduce outstanding borrowings under the Fleet credit facility. In the event that cash on hand, together with available borrowings under the Fleet credit facility ($9.7 million as of May 15, 2002) are not sufficient to fund operations, Cross Media will need to obtain additional debt or equity financing.

NSI ACQUISITION

     On January 11, 2002, Cross Media acquired all of the capital stock of National Syndications, Inc. and all of the capital stock of Preferred Consumer Marketing, Inc. (which are collectively referred to as "NSI"). Cross Media recorded the cost of the NSI acquisition of approximately $19.8 million, as follows: (i) $9.0 million in cash, (ii) $3.1 million in negotiable promissory notes, (iii) $2.5 million in non-negotiable promissory notes, (iv) $3.2 million through the issuance of 279,859 shares of common stock, (v) a $1 million liability for the current portion of the contingent consideration (described below) and (vi) 1 million in transaction costs. Cross Media may pay up to approximately $3.1 million in contingent consideration based on three times the Joint Ventures' 2001 EBITDA and the aggregate Joint Ventures' income from January 1, 2001 through December 31, 2004. The contingent consideration will be accounted for as additional purchase price. The remaining balance of $2.1 million of the contingent consideration has not been recorded on the balance sheet as of March 31, 2002, as the outcome of the contingency is not determinable beyond a reasonable doubt. Goodwill recorded as a result of the transaction was $14.9 million as of March 31, 2002.

     The promissory notes bear interest at the rate of 7% per annum, are payable in 36 consecutive monthly installments on the last business day of each month, payments commenced on January 31, 2002, and are secured by the assets of NSI. Upon the closing, Cross Media obtained a letter of credit in the amount of $1 million from Fleet National Bank under the NSI existing credit agreement. On March 19, 2002, Cross Media obtained a letter of credit in the amount of $5.6 million, representing the full amount of the notes, under its credit facility. As of March 31, 2002 $5.3 million of the line of credit was outstanding due to repayments made in the first quarter.

CREDIT FACILITIES

     On March 1, 2002, Cross Media obtained a $2 million revolving credit facility from Lancer, a principal stockholder of Cross Media. The interest rate on borrowings under the revolving credit facility was 8% per annum and Lancer had the right to demand repayment of all borrowings at any time after March 31, 2002. Cross Media issued to Lancer two-year warrants to purchase 50,000 shares of common stock at an exercise price of $10.00 per share as an inducement for Lancer to provide Cross Media the revolving credit facility. On March 19, 2002, all outstanding amounts owed under the Lancer facility were paid off upon entering into the Fleet credit facility, and subsequently the Lancer facility was terminated.

     On March 19, 2002, Cross Media entered into a credit agreement with Fleet National Bank, as agent for the lender banks and as issuing lender, to provide Cross Media a $35 million credit facility, subject to certain availability limitations. Cross Media may borrow funds under the credit facility as revolving prime rate or LIBOR rate loans and/or obtain letters of credit. Interest on the credit facility accrues at the prime rate designated from time to time by the agent, Fleet, plus an applicable margin, for prime rate loans, or at the LIBOR rate plus an applicable margin for LIBOR loans. The applicable margin is subject to adjustment based on Cross Media's leverage ratio. Cross Media also pays a commitment fee during the term of the facility based on the unused borrowings under the facility, and a letter of credit fee based on the applicable margin for the LIBOR rate loans during the time that letters of credit remain outstanding.

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

     As of March 31, 2002, Cross Media had outstanding debt of $26 million under the Fleet credit facility and $5.6 million in letters of credit.

     Upon entering into the new credit agreement with Fleet, Cross Media terminated its credit agreement with Coast. Cross Media repaid the remaining borrowings under the Coast Facility of approximately $18 million as well as an early termination fee of $0.2 million. As a result of the early termination of the Coast facility, Cross Media recorded an extraordinary charge of approximately $0.5 million.

PRIVATE PLACEMENT

     In March 2002, Cross Media completed a private placement in which it sold 1,105,475 shares of its common stock at a price of $10.50 per share to a limited number of accredited investors and received gross proceeds of approximately $11.6 million. Stonegate Securities, Inc. served as placement agent, for which it received a placement agent fee equal to 6% of the gross proceeds and five-year warrants to purchase 110,548 shares of Cross Media common stock at an exercise price of $10.50 per share. The proceeds were used to reduce borrowings under the Fleet credit facility subsequent to March 31, 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141 "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

     As a result of the adoption of SFAS 142, Cross Media did not recognize goodwill amortization for the three months ended March 31, 2002. If SFAS No. 142 was in effect during the first quarter of 2001, Cross Media would not have recognized $0.2 million in goodwill amortization, therefore net income applicable to common stockholders would increase to approximately $16,000 and earnings per share applicable to common stockholder would have increased by $0.03.

     In August 2001, the FASB, issued SFAS, No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement provides that companies should recognize the asset retirement cost at its fair value as part of the cost of the asset and classify the accrued amount as a liability. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The Statement will be effective for fiscal years beginning after June 15, 2002. Cross Media has not yet determined the effect of SFAS No. 143 will have on its consolidated financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS 121, while retaining many of the requirements of such statement. Cross Media has determined that this impact of this statement is not material as of March 31, 2002.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS No. 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in Accounting Principles Board Opinion ("APB") 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company will adopt SFAS No. 145 effective January 1, 2003. Cross Media will reclassify the extraordinary loss of $0.5 million recorded as of March 31, 2002 into income from operations in the first quarter of 2003.

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

     The success of the acquisition of NSI will depend, in part, on Cross Media's ability to realize the anticipated revenue enhancements, growth opportunities and synergies of the combined company and effectively utilize resources Cross Media now has after the acquisition. There are risks related to the integration and management of the acquired technology and operations and personnel. The integration of the businesses will be a complex, time-consuming and potentially expensive process and may disrupt Cross Media's business if not completed in a timely and efficient manner. Some of the difficulties that may be encountered include:

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

     Under the agreement with Fleet, Cross Media is required, among other things, to maintain minimum financial ratios. If Cross Media cannot satisfy these or other covenants under the facility, Cross Media will be required to seek a waiver or amendment. If it should require waivers or amendments to the agreement, there can be no assurance that the lenders will agree. If Cross Media defaults in performing its obligations to the lenders, the lenders would be entitled to accelerate the maturity of outstanding indebtedness under the credit facility, $26 million as of March 31, 2002, and to enforce its security interest in the pledged assets and stock.

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

  INTERNET ADVERTISING CUSTOMERS AND THE COMPANIES WITH WHICH CROSS MEDIA HAVE OTHER BUSINESS RELATIONSHIPS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY EFFECT ITS BUSINESS.

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

  FUTURE GROWTH COULD PLACE SIGNIFICANT STRAIN ON CROSS MEDIA'S RESOURCES AND CROSS MEDIA MAY BE UNABLE TO MANAGE FUTURE GROWTH.

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

  IF CROSS MEDIA ACQUIRES OR MAKES STRATEGIC INVESTMENTS IN OTHER BUSINESSES OR ACQUIRES OR LICENSES TECHNOLOGY AND OTHER ASSETS, CROSS MEDIA MAY HAVE DIFFICULTY INTEGRATING THESE BUSINESSES, TECHNOLOGIES AND ASSETS OR GENERATING AN ACCEPTABLE RETURN ON ITS INVESTMENTS.

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

  THE LOSS OF CROSS MEDIA'S LARGEST CALL CENTERS WOULD LIKELY RESULT IN A REDUCTION OF REVENUES AND OTHERWISE ADVERSELY AFFECT OPERATING RESULTS.

     For the three months ended March 31, 2002 and the year ended December 31, 2001, two independent call centers accounted for approximately 32% and 39%, respectively of Cross Media's magazine subscription revenues. These call centers do not have any commitment to generate sales for Cross Media and could therefore, at any time, terminate their relationships with Cross Media without notice, which could have a material adverse effect on Cross Media's business.

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

     If any of the content that Cross Media creates and delivers to LifeMinders' members or any content that is accessible from LifeMinders' emails through links to other websites contains errors, third parties could make claims against Cross Media for losses incurred in reliance on such information. In addition, the content contained in or accessible from LifeMinders' emails could include material that is defamatory, violates the copyright or trademark rights of third parties, or subjects it to liability for other types of claims. Cross Media general liability insurance may not cover claims of these types or may not be adequate to indemnify it for all liability that may be imposed. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could result in significant costs and expenses and damage Cross Media's reputation. Cross Media has also entered into agreements with certain e-commerce partners under which Cross Media may be entitled to receive a share of certain revenue generated from the purchase of goods and services through direct links to LifeMinders' e-commerce partners from the emails sent by Cross Media. These agreements may expose Cross Media to additional legal risks and uncertainties, including potential liabilities to consumers of those products and services by virtue of Cross Media's involvement in providing access to those products or services, even if Cross Media does not provide those products or services. Any indemnification provided to Cross Media in its agreements with these parties, if available, may not adequately protect Cross Media.

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

THE UNITED STATES JUSTICE DEPARTMENT HAS FILED A COMPLAINT AGAINST CROSS MEDIA, MOS AND TWO OF THEIR OFFICERS, ALLEGING VIOLATIONS OF THE TELEMARKING SALES RULE AND THE FEDERAL TRADE COMMISSION ACT.

     In April 2002, the United States Justice Department, on behalf of the Federal Trade Commission, filed a complaint in the United States District Court for the Northern District of Georgia against Cross Media, Media Outsourcing, Inc., Ronald Altbach, Dennis Gougion, an officer of Media Outsourcing, and Richard Prochnow, a consultant to MOS. The complaint alleged violations of the Federal Telemarketing Sales Rule and the Federal Trade Commission Act and non-compliance with a previous FTC order entered into by Prochnow, individually and doing business as Direct Sales International, Inc., and Gougion, individually. MOS acquired certain assets of Direct Sales International in January 2000. The complaint seeks monetary civil penalties, redress, injunctive, and other relief against any such future violations.

     Simultaneous with the filing of the complaint, plaintiffs filed a motion for a temporary restraining order against the defendants seeking, among other things, compliance with the Telemarketing Sale Rule, the FTC

Act, and the previous FTC order. At the hearing for the temporary restraining motion, the parties agreed to postpone the hearing for a later date. Upon mutual agreement of the parties, the rescheduled hearing was postponed for an undetermined date to facilitate settlement discussions.

     However, because this matter is in the early stages, Cross Media is unable to predict the outcome. In the event that Cross Media is unable to resolve this matter amicably, it could be subject to monetary damages and injunctive relief which could have a material adverse effect on Cross Media. Even if Cross Media is able to resolve this matter amicably, it may have to agree to modify MOS' operating practices which could have a material adverse effect on Cross Media. Moreover, any adverse developments could effect Cross Media's ability to make additional borrowings under the Fleet credit facility.

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

     The Federal Trade Commission is currently in the process of reviewing the provisions of the Telemarketing Sales Rule and Negative Option Rule to determine if any changes to the rule should be made. The Federal Trade Commission recently issued a Notice of Proposed Rulemaking in which it proposed substantial changes in the Telemarketing Sales Rule, which if adopted could have a significant adverse effect on Cross Media's business.

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

CROSS MEDIA IS DEFENDING A LAWSUIT WHICH, IF DETERMINED ADVERSELY AGAINST IT AND IF ITS INSURANCE DOES NOT ADEQUATELY COVER THE DAMAGES, COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

THE SUBSTANTIAL NUMBER OF OPTIONS AND WARRANTS TO PURCHASE CROSS MEDIA COMMON STOCK COULD RESULT IN DILUTION TO CROSS MEDIA STOCKHOLDERS.

     If the holders of the outstanding Cross Media options and common stock purchase warrants exercise those options and warrants, including those issued in connection with the merger and warrants being issued as partial consideration for conversion of outstanding preferred stock, and the holders of all outstanding convertible securities converted them into common stock, Cross Media would be required to issue approximately 4.8 million additional shares of common stock, based on current exercise and conversion prices. The exercise of options and warrants and convertible rights, most of which have exercise prices or conversion rates below the current market price of Cross Media common stock, will result in dilution to Cross Media stockholders.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     No significant changes have occurred with respect to legal proceedings as disclosed in Part I, Item 3, of the Company's 2001 Annual Report on Form 10-KSB, except as follows:

     In April 2002, the United States Justice Department, on behalf of the Federal Trade Commission, filed a complaint in the United States District Court for the Northern District of Georgia against Cross Media, Media Outsourcing, Inc., Ronald Altbach, Dennis Gougion, an officer of Media Outsourcing, and Richard Prochnow, a consultant to MOS. The complaint alleged violations of the Federal Telemarketing Sales Rule and the Federal Trade Commission Act and non-compliance with a previous FTC order entered into by Prochnow, individually and doing business as Direct Sales International, Inc., and Gougion, individually. MOS acquired certain assets of Direct Sales International in January 2000. The complaint seeks monetary civil penalties, redress, injunctive, and other relief against any such future violations.

     Simultaneous with the filing of the complaint, plaintiffs filed a motion for a temporary restraining order against the defendants seeking, among other things, compliance with the Telemarketing Sale Rule, the FTC Act, and the previous FTC order. At the hearing for the temporary restraining motion, the parties agreed to postpone the hearing for a later date. Upon mutual agreement of the parties, the rescheduled hearing was postponed for an undetermined date to facilitate settlement discussions.

ITEM 2.  CHANGES IN SECURITIES

RECENT ISSUANCES OF UNREGISTERED SECURITIES

     On January 11, 2002, Cross Media issued an aggregate of 279,859 shares of common stock to Bud Pironti and the two other stockholders at NSI in connection with Cross Media's acquisition of NSI. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Bud Pironti and the two other stockholders of NSI represented that each were acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On January 11, 2002, Cross Media issued five-year warrants to purchase 20,000 shares of common stock to Transaction Marketing Partners for consulting services rendered to Cross Media in connection with the acquisition of NSI. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Transactional Marketing Partners represented that it was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On February 8, 2002, Cross Media issued five-year warrants to purchase 10,000 shares of common stock to Capital Research for consulting services rendered to Cross Media in connection with the acquisition of NSI. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Capital Research represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On March 1, 2002, Cross Media issued two-year warrants to purchase 50,000 shares of common stock to Lancer Offshore, Inc. in connection with the $2 million revolving credit facility. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Lancer Offshore, Inc. represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

     On March 27, 2002, Cross Media issued five-year warrants to purchase in aggregate 110,540 shares of common stock to Scott Griffith and Jesse Shelmire, as designees of Stonegate Securities, Inc., as placement agent compensation in connection with the private placement with Stonegate Securities Inc. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Each represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

ITEM 3.  DEFAULTS UPON SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF STOCKHOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  REPORTS ON FORM 8-K

     We filed the following Current Report on Form 8-K during the fiscal quarter ended March 31, 2002:

     (i) On January 11, 2002, we filed a Current Report on Form 8-K regarding the acquisition of NSI.

     (ii) On January 11, 2002, we filed a Current Report on Form 8-K regarding the unaudited pro forma combined condensed statement of operations relating to the acquisition of NSI.

                                          CROSS MEDIA MARKETING CORPORATION
                                          (Registrant)

                                          By:       /s/ CHET BORGIDA
                                            ------------------------------------
                                            Name: Chet Borgida
                                              Title:  Senior Vice President
                                                and Chief Financial Officer
                                                (principal financial and
                                            accounting officer)

Dated: May 15, 2002