Form 10-Q
period 2002-06-30
CROSS MEDIA MARKETING CORP
filed 2002-08-14
CIK 1069201

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

As of August 14, 2002, there were 15,035,171 shares of the registrant's Common Stock, par value $.001, outstanding.

                        CROSS MEDIA MARKETING CORPORATION

                                    FORM 10-Q
                                  JUNE 30, 2002

                                 C O N T E N T S

                          PART I. FINANCIAL INFORMATION



                                                                        PAGE
                                                                        ----
Item 1.   Financial Statements
  Condensed Consolidated Balance Sheets as of June 30, 2002
     (unaudited) and December 31, 2001................................  F-1
  Condensed Consolidated Statements of Operations for the three months ended June 30, 2002 and June 30, 2001 (unaudited)................  F-2
  Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and June 30, 2001 (unaudited)................  F-3
  Notes to Condensed Consolidated Financial Statements (unaudited)....  F-4
          Management's Discussion and Analysis of Financial Condition
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

SIGNATURE

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                JUNE 30,     December 31,
                                                                  2002           2001
                                                               -----------   ------------
                                                                      (UNAUDITED)
                                                                     (IN THOUSANDS)
 ASSETS:
 Current assets
   Cash and cash equivalents.................................   $    297       $ 12,490
   Accounts receivable, net of reserves......................     64,520         46,058
   Other receivables.........................................      7,203          6,664
   Inventory.................................................      4,597             --
   Prepaid expenses and other................................      1,434          1,829
   Deferred expenses.........................................      4,110          2,239
                                                                --------       --------
           Total current assets..............................     82,161         69,280
   Property and equipment, net...............................      9,115          4,425
   Deferred taxes............................................      1,546          2,800
   Goodwill..................................................     42,989         12,137
   Intangibles, net..........................................      2,744          5,733
   Other assets..............................................      2,071            856
                                                                --------       --------
                                                                $140,626       $ 95,231
                                                                ========       ========

 LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities
   Revolving credit facility.................................   $ 23,036       $ 17,329
   Accounts payable and accrued expenses.....................     16,938          6,916
   Amounts due to publishers.................................      4,484          3,768
   Deferred revenue..........................................        603          3,191
   Notes and other acquistion related payables...............      4,215             --
                                                                --------       --------
           Total current liabilities.........................     49,276         31,204
 Long term liabilities
   Amounts due to publishers.................................      4,779          4,984
   Capital lease obligations.................................      1,966            869
   Notes and other acquistion related payables...............      3,858             --

 Series B Convertible Preferred Stock........................      1,900             --


 STOCKHOLDERS' EQUITY:
   Common stock, par value $.001 per share; authorized
      40,000 shares; 15,048 issued and 15,017
      outstanding at June 30, 2002 and 12,712 issued and
      12,614 outstanding at December 31, 2001................         15             13
   Additional paid in capital................................    128,288        106,183
   Note receivable -- common stock...........................       (698)          (698)
   Treasury stock, 31 shares at June 30, 2002 and 98 shares
   at December 31, 2001......................................       (424)          (857)
   Deferred compensation.....................................        (53)           (53)
   Accumulated deficit.......................................    (48,281)       (46,414)
                                                                --------       --------
           Total stockholders' equity........................     78,847         58,174
                                                                --------       --------
                                                                $140,626       $ 95,231
                                                                ========       ========


The accompanying notes are an integral part of these statements.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE THREE
                                                                  MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenues, net...............................................   $37,092     $23,601
Direct costs and expenses
  Commission expense........................................    10,482      11,283
  Other direct costs........................................    21,351       6,229
                                                               -------     -------
                                                                31,833      17,512
     Gross profit...........................................     5,259       6,089
General and administrative expenses.........................     9,073       3,213
                                                               -------     -------
Income (loss) from operations...............................    (3,814)      2,876
Other income(expense)
  Interest expense..........................................      (440)       (494)
  Minority interest.........................................       258          --
  Equity in income of affiliates............................        47          --
                                                               -------     -------
Income (loss) before income taxes...........................    (3,949)      2,382
Provision (benefit) for income taxes........................      (987)        476
                                                               -------     -------
Net income (loss)...........................................    (2,962)      1,906
Preferred dividends.........................................        12         127
                                                               -------     -------
Net income (loss) applicable to common stockholders.........   $(2,974)    $ 1,779
                                                               =======     =======
Income (loss) per share applicable to common stockholders:
  Income (loss) per share:
  Basic.....................................................   $(0.20)     $  0.25
                                                               =======     =======
  Diluted...................................................   $(0.20)     $  0.20
                                                               =======     =======

Weighted -- average shares of common stock:
  Basic.....................................................    14,730       7,112
                                                               =======     =======
  Diluted...................................................    14,730       8,743
                                                               =======     =======

The accompanying notes are an integral part of these statements.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE SIX
                                                                  MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenues, net...............................................   $81,093     $43,278
Direct costs and expenses
  Commission expense........................................    22,023      20,864
  Other direct costs........................................    43,186      11,433
                                                               -------     -------
                                                                65,209      32,297
     Gross profit...........................................    15,884      10,981
General and administrative expenses.........................    16,892       6,495
                                                               -------     -------
Income (loss) from operations...............................    (1,008)      4,486
Other income(expense)
  Interest expense..........................................      (956)       (951)
  Minority interest.........................................       (74)         --
  Equity in income of affiliates............................       187          --
                                                               -------     -------
Income (loss) before income taxes...........................    (1,851)      3,535
Provision (benefit) for income taxes........................      (463)        709
                                                               -------     -------
Net income before extraordinary item........................    (1,388)      2,826
Extraordinary loss..........................................      (478)         --
                                                               -------     -------
Net income (loss)...........................................    (1,866)      2,826
Preferred dividends.........................................        12       1,258
                                                               -------     -------
Net income (loss) applicable to common stockholders.........   $(1,878)    $ 1,568
                                                               =======     =======
Income (loss) per share applicable to common stockholders:
  Income (loss) per share before extraordinary item:
  Basic.....................................................   $ (0.10)     $ 0.23
                                                               =======     =======
  Diluted...................................................   $ (0.10)     $ 0.22
                                                               =======     =======
Extraordinary loss per share:
  Basic.....................................................   $ (0.04)    $    --
                                                               =======     =======
  Diluted...................................................   $ (0.04)    $    --
                                                               =======     =======
Income (loss) per share applicable to common stockholders:
  Basic.....................................................   $ (0.14)    $  0.23
                                                               =======     =======
  Diluted...................................................   $ (0.14)    $  0.22
                                                               =======     =======
Weighted -- average shares of common stock:
  Basic.....................................................    13,352      6,839
                                                               =======     =======
  Diluted...................................................    13,352      7,296
                                                               =======     =======

The accompanying notes are an integral part of these statements.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE
                                                                       SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                     -------------------
                                                                       2002       2001
                                                                     --------   --------
                                                                         (UNAUDITED)
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net Income (Loss).........................................         $ (1,866)  $  2,826
  Adjustments to reconcile results of operations to net cash effect of operating activities:
     Value of common stock and common stock purchase
     warrants issued for services ..........................               23        205
     Depreciation and amortization..........................            1,171        895
     Extraordinary Item -- non cash.........................              278         --
     Minority Interest - non cash...........................             (263)        --
  Net change in asset and liability accounts, net of
     businesses acquired
     Accounts receivable....................................          (14,278)    (6,608)
     Inventories and other current assets...................            1,055       (916)
     Accounts payable and other current liabilities.........             (340)     1,456
                                                                     --------   --------
          Net cash (used in)operating
           activities.......................................          (14,220)    (2,142)
Cash flows from investing activities:
     Net cash paid for NSI acquisition......................           (9,928)        --
     Additional cash paid for prior acquisitions............             (161)        --
     Purchase of equipment..................................           (4,794)    (1,477)
     Investment in joint venture............................               90         --
     Net cash paid for JWE acquisition......................           (1,855)         --
                                                                     --------   --------
          Net cash used in investing activities.............          (16,648)    (1,477)
Cash flows from financing activities:
     Net proceeds from common stock offering................           10,968      2,438
     Net proceeds from exercise of options/warrants.........            2,476         --
     Redemption of preferred stock..........................               --     (2,100)
     Net funds drawn on Revolving Credit Agreement..........                       3,353
     Net repayments of Coast credit agreement...............          (17,952)        --
     Preferred dividends paid...............................                        (206)
     Payment of NSI notes...................................             (618)        --
     Net proceeds from revolving credit facility............           25,158         --
     Payment of bridge loan.................................             (500)        --
     Proceeds from bridge loan..............................            2,000         --
     Payment of NSI notes...................................           (1,500)        --
     Termination fee in connection with retirement of Coast
      credit facility.......................................             (200)        --
     Accrued closing costs..................................                        (250)
     Deferred financing fees................................             (499)      (135)
     Purchase of treasury shares............................             (658)        --
                                                                     --------   --------
          Net cash provided by financing
           activities.......................................           18,675      3,100
                                                                     --------   --------
Net decrease in cash and cash equivalents...................          (12,193)      (519)
  Cash and cash equivalents at beginning of period..........           12,490      2,327
                                                                     --------   --------
  Cash and cash equivalents at end of period................         $    297   $  1,808
                                                                     ========   ========
Supplemental disclosure of cash flow information:
  Interest paid during the period...........................         $    956   $    709
                                                                     ========   ========
  Income taxes paid during the period.......................         $    470   $     --
                                                                     ========   ========
Supplemental disclosure of non-cash financing activities
  Non-cash proceeds from reduction of notes receivable
  ..................................................                 $     --   $  1,800
                                                                     ========   ========
Acquisition of NSI:

Cash paid to former NSI owner ..............................         $  9,000
Total transaction costs paid ...............................              928
                                                                     --------
Total cash paid ............................................            9,928

Non Cash Consideration:
Promissory notes issued ....................................            5,600
Value of common stock issued ...............................            3,200
Continigent Consideration ..................................            1,000
Value of warrants issued ...................................              372
                                                                     --------

Total non cash consideration ...............................           10,172

Total consideration for NSI ................................         $ 20,100
                                                                     ========

Acquisition of JWE:

Cash paid to JWE owner .....................................         $  1,500
Total transaction costs paid ...............................              355
                                                                     --------
Total cash paid ............................................            1,855

Non Cash Consideration:
Preferred Stock issued .....................................            1,900
Value of common stock issued ...............................            5,000
Contingent Consideration ...................................              550
Value of warrants issued ...................................            1,145
                                                                     --------

Total non cash consideration ...............................            8,595

Total consideration for JWE ................................         $ 10,450
                                                                     ========

The accompanying notes are an integral part of these statements.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE A -- NATURE OF BUSINESS

Cross Media is a technology-driven direct marketing company that specializes in executing targeted, interactive sales campaigns utilizing multiple direct marketing channels, including direct mail, inbound and outbound telesales, print ads, web marketing and e-mail. Cross Media sells a variety of products through these multiple channels, including multi-magazine subscription packages, discount buying club memberships, collectibles, lifestyle products and telecom services.

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

See Note H for a current discussion of the status of Cross Media's financing.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements: In the opinion of Cross Media, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary to present fairly the financial position of Cross Media as of June 30, 2002 and December 31, 2001, the results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. All material intercompany profits, transactions and balances have been eliminated. These financial statements are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in Cross Media's Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with Cross Media's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The consolidated statements of income for the six and three months ended June 30, 2002 and 2001 are not necessarily indicative of the results expected for the full year.

Principles of Consolidation: The condensed consolidated financial statements include the accounts of Cross Media and its wholly-owned subsidiaries and majority owned joint ventures.

Segment Reporting: Cross Media is in the direct marketing business, which it considers its sole business segment.

Magazine Revenue: Revenues derived from originating magazine subscriptions are recognized by Cross Media when Cross Media receives the first installment payment for subscriptions purchased. Revenues also include commissions earned from publishers in connection with originating paid subscriptions for certain publications. Commissions are also earned from outside parties for securing memberships in a discount-buying club. Commissions are recognized when the related subscriptions or memberships are obtained. Magazine revenues are reflected net of cancellation and collection reserves as well as amounts due to publishers. Such cancellation and collection reserves are based upon Cross Media's historical cancellation and collection experience. In the second quarter ended June 30, 2002, two independent call centers accounted for approximately 38% of Cross Media's magazine subscription revenues. These call centers do not have any commitment to generate sales for Cross Media and could therefore, at any time, terminate their relationships with Cross Media without notice, which could have a material adverse effect on Cross Media's business. Cross Media continually evaluates actual collection and cancellation experience as it relates to magazines sales and adjusts collection and cancellation reserves based on actual experience. Based upon this evaluation, for the three and six months ended June 30, 2002, Cross Media adjusted net revenues by zero and approximately $0.9 million, respectively.

Revenue from Print Advertising: Revenue from print advertising relating to National Syndications Inc. ("NSI") operations are one time purchases made by customers. Revenue from print advertising is usually generated by inbound calling in response to advertising space in Sunday magazines and involve the one time sale of products such as coins and collectibles. Sales are recognized when the product is shipped. If cash is received before the product is shipped, recognition of the sale is deferred until inventory has been shipped.

Continuity Revenue: Continuity revenue is generated from the sale of products to a customer on a monthly basis over a period of time, generally involving the sale of videos or coins. Revenue is recognized upon each shipment of product, net of reserves.

Cash and Cash Equivalents: Cross Media considers all highly liquid investments with maturities of three months or less to be cash equivalents. As of June 30, 2002, Cross Media had approximately $0.3 million in cash on hand to be used to in its operations.

Property and Equipment: Property and equipment are recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

Derivatives: Cross Media enters into swap and cap agreements to minimize interest rate risk. The fair value of the contracts were not material at June 30, 2002.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

Goodwill Amortization: Goodwill represents the excess of the purchase price over the fair market value of net assets acquired in business combinations. The carrying value of goodwill is analyzed by Cross Media, based upon the expected revenue and profitability levels of the acquired enterprise, to determine whether the value and future benefit may indicate a decline in value. If Cross Media determines that there has been a decline in value of the acquired enterprise, Cross Media will write down the value of the goodwill to the revised fair value. In June 2001, Cross Media adopted Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and beginning January 1, 2002 Cross Media adopted SFAS No. 142, "Goodwill and Other Intangible Assets." (See Note E for more information)

Joint Ventures: Joint ventures are accounted under the equity method of accounting and relate to joint ventures entered into by NSI with third parties prior to the closing of the acquisition of NSI by Cross Media.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                FOR THE THREE           FOR THE SIX
                                                                 MONTHS ENDED          MONTHS ENDED
                                                             -------------------   --------------------
                                                             JUNE 30,   JUNE 30,   JUNE 30,    JUNE 30,
                                                               2002       2001       2002        2001
                                                             -------    --------   --------    --------
                                                                       (IN THOUSANDS, EXCEPT
                                                                           PER SHARE DATA)
Numerator:
  Net income before extraordinary item and preferred
     dividends ...........................................   $(2,962)   $  1,906   $ (1,388)   $  2,826
  Extraordinary loss .....................................        --          --       (478)         --
                                                             -------    --------   --------    --------
  Net income .............................................    (2,962)      1,906     (1,866)      2,826
  Preferred stock dividends ..............................        12         127         12       1,258
                                                             -------    --------   --------    --------
  Net income (loss) applicable to common stockholders ....   $(2,974)   $  1,779   $ (1,878)   $  1,568
                                                             =======    ========   ========    ========
Denominator:
  Basic -- weighted average shares .......................    14,730       7,112     13,352       6,839
     Preferred stock .....................................        --       1,178         --          35
     Stock options .......................................        --         120         --         335
     Warrants ............................................        --         333         --          87
                                                             -------    --------   --------    --------
  Diluted weighted average shares ........................    14,730       8,743     13,352       7,296
                                                             =======    ========   ========    ========
Income (loss) per share before extraordinary item:
  -- basic ...............................................   $ (0.20)   $   0.25   $  (0.10)   $   0.23
                                                             =======    ========   ========    ========
  -- diluted .............................................   $ (0.20)   $   0.20   $  (0.10)   $   0.22
                                                             =======    ========   ========    ========
Extraordinary loss per share:
  -- basic ...............................................   $    --          --   $  (0.04)         --
                                                             =======    ========   ========    ========
  -- diluted .............................................   $    --          --   $  (0.04)         --
                                                             =======    ========   ========    ========
Income (loss) per share applicable to common stockholders:
  -- basic ...............................................   $ (0.20)   $   0.25   $  (0.14)   $   0.23
                                                             =======    ========   ========    ========
  -- diluted .............................................   $ (0.20)   $   0.20   $  (0.14)   $   0.22
                                                             =======    ========   ========    ========

Stock options which were not included in the calculation, were the equivalent of
4.7 million shares for the three and six months ended June 30, 2002 and 3.4 million shares for the three and six months ended June 30, 2001 because they were antidilutive. In addition, the effect of the convertible preferred stock was also antidilutive in 2001.

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

Reclassification: Certain amounts in the June 30, 2001 financial statements have been reclassified to conform to the June 30, 2002 classifications.

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

Fair Value of Financial Instruments: The recorded values of cash, accounts receivable and accrued liabilities reflected in the financial statements approximates their fair value due to the short-term nature of the instruments. Borrowings under the line of credit approximate fair value as such line is subject to a variable interest rate that reflects adjustments in the market rates of interest. The recorded value of the stock note receivable approximates fair value.

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

NOTE C -- ACQUISITIONS

Acquisitions are accounted for as a purchase and, accordingly, have been included in Cross Media's consolidated results of operations since the acquisition date. The purchase price is allocated based on the estimated fair value of the assets acquired and the liabilities assumed. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisition is obtained.

                                   LIFEMINDERS

On October 24, 2001, Cross Media acquired the stock of LifeMinders, Inc., ("LFMN") an online direct marketer, through the merger of LifeMinders with and into Cross Media. The total purchase price of the merger was approximately $62 million. Cross Media received in aggregate approximately $18 million in cash after payments to existing LifeMinders shareholders of $24 million, $3.5 million for the redemption and inducement to convert Series A preferred stock and $4 million in transaction costs. In addition, Cross Media issued an aggregate of approximately 4.54 million shares of common stock to the former LifeMinders shareholders. Cross Media recorded goodwill of $8.9 million as a result of total consideration over the net assets acquired on the date of the merger. During the first quarter 2002, Cross Media finalized its valuation of intangibles acquired from the acquisition of LFMN and subsequently reduced the value recorded at December 31, 2001 from $6.0 million to $3.3 million based on an outside third party evaluation. This resulted in a decrease in intangibles and net deferred tax assets and an increase in goodwill.

                                 NSI Acquisition

On January 11, 2002, Cross Media acquired all of the capital stock of NSI. NSI develops and markets a wide variety of products through direct response advertising in Sunday publications. Cross Media recorded the cost of the NSI acquisition of approximately $20.1 million, as follows: (i) $9 million in cash,
(ii) $3.1 million in negotiable promissory notes, (iii) $2.5 million in non-negotiable promissory notes, (iv) $3.2 million through the issuance of 279,859 shares of common stock, (v) a $1.3 million liability for the estimated current portion of the contingent consideration (described below) and (vi) approximately $1 million in transaction costs. Cross Media may pay up to approximately $3.1 million in contingent consideration based on three times the Joint Ventures' 2001 EBITDA and the aggregate Joint Ventures' income from January 1, 2001 through December 31, 2004. The contingent consideration, if paid, will be accounted for as additional purchase price. The remaining balance of the $2.1 million contingent consideration has not been recorded on the balance sheet as of June 30, 2002, as the outcome of the contingency is not determinable beyond a reasonable doubt. Goodwill recorded as a result of the transaction was $16.2 million as of June 30, 2002. The operating results from NSI have been included in the consolidated results of operations since the date of the acquisition.

The promissory notes bear interest at the rate of 7% per annum, are payable in 36 consecutive monthly installments on the last business day of each month, payments commenced on January 31, 2002, and were initially secured by the assets of NSI. Upon the closing of the NSI transaction, Cross Media obtained a letter of credit in the amount of $1 million from Fleet National Bank under the NSI existing credit agreement. On March 19, 2002, Cross Media obtained a letter of credit in the amount of $5.6 million, representing the full amount of the notes, under its credit facility (See Note D) and the lien on the NSI assets was released. As of June 30, 2002, $5.0 million was outstanding as a result of payments made under the note agreement.

Cross Media has not made payments under the notes issued in the NSI acquisition aggregating $0.4 million, which were due on June 30 and July 31, 2002 but has received a waiver for failure to make these payments. Cross Media is required to make these payments by September 2, 2002.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                               (IN THOUSANDS)
                                                               --------------
Accounts receivable.........................................      $ 4,332
Inventory...................................................        3,701
Other current assets........................................        1,928
Deferred costs..............................................        2,479
Fixed assets................................................        1,102
Other assets................................................        1,551
                                                                  -------
          Total assets acquired.............................      $15,093
Current liabilities.........................................       11,130
                                                                  -------
          Net assets acquired...............................      $ 3,963
                                                                  =======

                                 JWE Acquisition

On May 27, 2002, Cross Media completed the acquisition of substantially all of the assets of JWE Enterprises, Inc., a magazine subscription business, and the other 50% interest in J Cross Marketing from JWE Holdings, Inc. (collectively
JWE). The non-contingent purchase price for the acquisition was approximately $9.1 million, consisting of (i) approximately $1.7 million in cash, of which $1.5 million was borrowed from, and is evidenced by a note payable to, Lancer Offshore Inc. (the "Lancer Note," See Note D for details) (ii) 416,980 shares of common stock, with a fair value of $5.0 million, (iii) 2,000 shares of Series B convertible redeemable preferred stock (the "Preferred Stock") having a redemption value and fair value on the date of issuance on the date of issuance of $1.9 million and (iv) $0.5 million of additional consideration, payable in cash over the next two quarters. As additional consideration Cross Media issued warrants valued at approximately $1.1 million. In addition, Cross Media may be required to make additional cash payments of up to $8.9 million over the next three years if certain performance criteria for the acquired businesses are met.

The fair values of the assets acquired and liabilities assumed at the date of acquisition was approximately $0.2 million, which consisted mainly of fixed assets. The allocation of the purchase price to acquired assets and liabilities in accordance with SFAS No. 141, resulted in the allocation of $10.3 million to goodwill and $0.2 to fixed assets. The acquisition was accounted for as a purchase in accordance with SFAS No. 141. Any adjustment to the allocation of the purchase price for these acquisitions upon finalization of the valuation of assets acquired and liabilities assumed is not expected to have a significant effect on Cross Media's financial statements.

The following pro forma information illustrates the estimated effects of the acquisitions of LifeMinders, NSI and JWE as if such transactions were consummated on January 1, 2001:

                                                                                     FOR THE THREE              FOR THE SIX
                                                                                     MONTHS ENDED               MONTHS ENDED
                                                                               ------------------------    ------------------------
                                                                                 June 30,      June 30,     June 30,      June 30,
                                                                                  2002          2001          2002          2001
                                                                               ----------    ----------    ----------    ----------
                                                                                               (IN THOUSANDS EXCEPT
                                                                                                 PER SHARE AMOUNTS)
Revenues, net ...............................................   As Reported   $   37,092    $   23,601    $   81,093    $   43,278
                                                                Pro forma         38,745        40,961        86,053        85,554

Net income (loss) before extraordinary item .................   As Reported   $   (2,962)   $    1,906    $   (1,388)   $    2,826
                                                                Pro forma         (2,672)      (35,438)         (519)      (45,093)

Extraordinary loss ..........................................   As Reported   $       --    $       --    $     (478)   $       --
                                                                Pro forma             --            --          (478)           --

Income (loss) applicable to common stockholders .............   As Reported   $   (2,974)   $    1,779    $   (1,878)   $    1,568
                                                                Pro forma         (2,672)      (35,565)         (997)      (46,352)
Income (loss) per share before extraordinary item:
     -- basic ...............................................   As Reported   $    (0.20)   $     0.25    $    (0.10)   $     0.23
                                                                Pro forma          (0.18)        (2.87)        (0.03)        (3.61)

     -- diluted .............................................   As Reported   $    (0.20)   $     0.20    $    (0.10)   $     0.22
                                                                Pro forma          (0.18)        (2.53)        (0.03)        (3.48)
Extraordinary loss:
     -- basic ...............................................   As Reported   $       --    $       --    $    (0.04)   $       --
                                                                Pro forma             --            --         (0.04)           --
     -- diluted .............................................   As Reported   $       --    $       --    $    (0.04)   $       --
                                                                Pro forma             --            --         (0.04)           --
Income (loss) per share applicable to common stockholders:
     -- basic ...............................................   As Reported   $    (0.20)   $     0.25    $    (0.14)   $     0.23
                                                                Pro forma          (0.18)        (2.88)        (0.07)        (3.71)
     -- diluted .............................................   As Reported   $    (0.20)   $     0.20    $    (0.14)   $     0.22
                                                                Pro forma          (0.18)        (2.54)        (0.07)        (3.58)

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

On March 19, 2002, Cross Media repaid the $2 million of outstanding borrowings under the Lancer revolving credit facility plus accrued interest from the proceeds from the Fleet credit facility, described below, and the Lancer revolving credit facility was terminated.

                              FLEET CREDIT FACILITY

On March 19, 2002, Cross Media entered into a credit agreement with Fleet National Bank, as agent for the lenders and as issuing lender, and the several other lenders, to provide Cross Media a $35 million credit facility, subject to certain availability limitations. Cross Media may borrow funds under the credit facility as revolving prime rate or LIBOR rate loans and/or obtain letters of credit. Interest on the credit facility accrues at the prime rate designated from time to time by the agent, Fleet, plus an applicable margin, for prime rate loans, or at the LIBOR rate plus an applicable margin for LIBOR loans. The applicable margin is subject to adjustment based on Cross Media's leverage ratio. Cross Media also pays a commitment fee during the term of the facility based on the unused borrowings under the facility, and a letter of credit fee based on the applicable margin for the LIBOR rate loans during the time that letters of credit remain outstanding.

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

Upon entering into the new credit agreement with Fleet, Cross Media terminated its credit agreement with Coast Business Credit ("Coast"). Cross Media repaid the remaining borrowings under the Coast Facility of approximately $18 million as well as an early termination fee of $0.2 million. As a result of the early termination of the Coast facility, Cross Media recorded an extraordinary charge of approximately $0.5 million. As of June 30, 2002, Cross Media had $23 million outstanding under the Fleet credit facility. In August 2002, the Fleet Credit Facility was amended (See Note H).

                                   LANCER NOTE

To fund the JWE acquisition, Cross Media borrowed $1.5 million from Lancer Offshore, Inc. ("Lancer Note") The Lancer Note bears interest at an annual rate of 6% from the date of issuance through November 27, 2002 and at the annual rate of 10% from November 28, 2002 until the maturity date of May 27, 2003. In the event that the Lancer Note is not repaid on or prior to November 27, 2002 ("trigger date"), Cross Media must issue to Lancer a warrant to purchase a number of shares of common stock equal to 150,000 multiplied by a fraction, the numerator being the then outstanding balance of the Lancer Note and the denominator being $1.5 million. Until the Lancer Note is repaid in full, on each six month anniversary of the trigger date, Cross Media must issue an additional warrant to purchase a number of shares equal to 150,000 multiplied by a fraction, the numerator being the then outstanding balance of the Lancer Note and the denominator being $1.5 million. Cross Media's obligation to issue these warrants will terminate upon Cross Media's repayment of the Lancer Note or issuance of warrants to purchase an aggregate of 2,898,068 shares of common stock.

NOTE E -- EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The Company adopted SFAS No. 142 on January 1, 2002. Initial adoption had no effect on Cross Media's financial statements. As a result of the adoption of SFAS No. 142, Cross Media did not recognize goodwill amortization for the three months and six months ended June 30, 2002. If SFAS No. 142 was in effect during the three and six months ended 2001, Cross Media would not have recognized $0.3 and $0.5 million in goodwill amortization, respectively. Net income applicable to common stockholders for the three and six months ended June 30, 2002 would have increased to approximately $2 million and earnings per share applicable to common stockholder would have increased by $0.02 and $0.05 for the three and six months ended June 30, 2002, respectively. As of June 30, 2002 Cross Media is still in the process of assessing the impairment of the goodwill, if any.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS No. 121, while retaining many of the requirements of such statement. Cross Media has determined that the impact of this statement is not material as of June 30, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in Accounting Principles Board Opinion ("APB") 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company will adopt SFAS No. 145 effective January 1, 2003. Cross Media will record the extraordinary loss of $0.5 million recorded as of March 31, 2002 as income from operations in the first quarter of 2003.

On July 30, 2002, The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Cross Media is currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.

NOTE F -- COMMITMENTS AND CONTINGENCIES

Cross Media provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has incurred and the amount of such liability can be reasonably estimated.

In March 2002, a complaint was filed in the United States District Court for the District of Kansas by J.M. Thies, John Minnick and William Sharp against LifeMinders, Inc. (which Cross Media acquired by merger on October 24, 2001), and several former officers and directors of LifeMinders, requesting monetary damages in an amount not less than $4.2 million and punitive damages in an amount not less than $5 million against the defendants. In accordance with the terms of Cross Media's merger agreement with LifeMinders, Cross Media is obligated to indemnify the other defendants.

The plaintiffs, former stockholders of eCoupons.com, Inc., a company that merged with and into LifeMinders in December 2000, allege that the defendants made misrepresentations to the plaintiffs to induce them to merge eCoupons with and into LifeMinders. Cross Media was aware of the dispute prior to closing the Lifeminders acquisition and believes that the suit is without merit and that it has adequate insurance to cover any award of monetary damages in the lawsuit. Cross Media and the other defendants have moved to dismiss the complaint on various grounds and are vigorously defending these claims.

On April 9, 2002, the United States Justice Department ("DOJ"), on behalf of the Federal Trade Commission ("FTC"), filed a complaint in the United States District Court for the Northern District of Georgia against Cross Media, Media Outsourcing, Inc., a wholly owned subsidiary, ("MOS"), Ronald Altbach, Dennis Gougion, an officer of MOS, and Richard Prochnow, a consultant to MOS. The complaint alleged violations of the Federal Telemarketing Sales Rule and the Federal Trade Commission Act and non-compliance with a previous FTC order entered into by Mr. Prochnow, individually and doing business as Direct Sales International, Inc., and Mr. Gougion, individually. MOS acquired certain assets of Direct Sales International in January 2000. The complaint seeks monetary civil penalties, redress, injunctive, and other relief against any such future violations.

Simultaneous with the filing of the complaint, plaintiffs filed a motion for a temporary restraining order against the defendants seeking, among other things, compliance with the Telemarketing Sale Rule, the FTC Act, and the previous FTC order. At the April 10 hearing for the temporary restraining motion, the parties agreed to postpone the hearing for a later date to facilitate settlement discussions. Upon mutual agreement, the parties rescheduled the hearing for April 29. The April 29 date was subsequently extended to May 3 at the court's request. On April 29, the parties met to discuss settlement of the FTC's claims. Following that meeting, the DOJ, on behalf of the FTC, agreed to postpone the hearing scheduled for May 3 for an indefinite period. The DOJ subsequently rescheduled the hearing for July 23. On July 12, the parties again met to discuss settlement. Following that meeting, on July 16, the DOJ, on behalf of the FTC, again motioned the court to postpone the hearing date. The hearing is not currently scheduled on the court's calendar. Because this matter is in its early stages, Cross Media is unable to predict the outcome and the potential effect, if any, on its financial statements.

In July 2002, Cross Media became aware of three securities class action complaints seeking monetary damages filed in the United States District Court for the Southern District of New York against Cross Media and Mr. Altback, on behalf of classes of persons who purchased shares of Cross Media common stock from November 5, 2001 through July 11, 2002 (the "Class Period").

The complaints generally allege that Cross Media and Mr. Altbach violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5, by issuing a series of materially false and misleading statements to the market during the Class Period, including press releases during the Class Period that allegedly overstated Cross Media's business prospects and allegedly mischaracterized the status of the FTC proceedings brought against Cross Media and others. Cross Media and Mr. Altbach dispute these claims and intend to vigorously defend this matter. Because these lawsuits are still in the early stages, Cross Media is unable to predict the outcome or the effect they may have on Cross Media's operating results, financial condition or stock price.

NOTE G -- STOCKHOLDERS' EQUITY

At June 30, 2002, Cross Media was authorized to issue 40,000,000 shares of common stock, $.001 par value. As of June 30, 2002 there were approximately 15,048,000 shares of common stock outstanding. All prior year share amounts have been properly restated to reflect the 1:5 reverse stock split effected on October 24, 2001.

If the holders of all outstanding options and common stock purchase warrants were exercised as of June 30, 2002, Cross Media would have been required to issue approximately 4.7 million additional shares of common stock.

In April, 2002 Cross Media cancelled 117,000 treasury shares which resulted in a decrease of additional paid in capital of approximately $1 million.

During the six months ended June 30, 2002, Cross Media received proceeds of $2.4 million from the exercise of warrants and stock options to purchase approximately 651,000 shares of common stock.

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

NOTE H -- SUBSEQUENT EVENTS

In August 2002, the Fleet Credit Facility was amended to (i) increase the interest rate by 0.5%, (ii) adjust certain financial covenants, (iii) require Cross Media to obtain up to $3.0 million of subordinated debt financing in form satisfactory to the lenders on or prior to September 2, 2002, the failure of which shall be a default, (iv) reduce the facility from $35 million to $30.7 million, provided that the remaining approximately $1.5 million of borrowing availability will only become available if Cross Media obtains the $3.0 million of subordinated debt financing described above, (v) provide that a default will occur if the settlement of the FTC complaint (See Note F) is settled on terms that would require Cross Media to make a payment of damages, penalties, fines or similar payments in excess of $1 million, (vi) provide that a default will occur if neither of the following occurs by November 1, 2002: (a) the obligations under the credit facility are repaid and the lenders obligations to lend to be terminated or (b) Cross Media enters into a binding commitment with one or more financial institutions reasonably acceptable to Fleet which enables the credit facility to be paid in full and the lenders obligations to lend to be terminated by November 30, 2002; provided, however, that Cross Media may extend these dates by one month by making a $50,000 cash payment; and (vii) waive certain other non-financial defaults.

On August 13, 2002, the Fleet credit facility was amended. The amended facility requires Cross Media, among other things, to raise an additional $3 million of subordinated debt financing by September 2, 2002. The lenders under the facility will not permit Cross Media to make any additional borrowings under the facility unless Cross Media obtains this financing. If Cross Media does, the lenders will permit them to borrow up to approximately $1.5 million of additional borrowings, which would increase borrowings under the facility to $30.7 million. While Cross Media is negotiating with several parties to provide the required financing, Cross Media may not be able to obtain the financing. Moreover, Cross Media is required to repay all outstanding borrowings under the Fleet credit facility before the end of 2002. Cross Media will not be able to repay this amount from cash from operations and must obtain replacement financing. Cross Media requires the additional $1.5 million of borrowings under the credit facility and $3 million of subordinated debt financing to satisfy short-term working capital requirements until replacement financing is obtained. Failure to obtain the $3 million of subordinated debt financing or replacement financing will result in a default under the credit facility.

Cross Media is evaluating alternate sources of financing to replace the Fleet credit facility. In July 2002, Cross Media entered into an engagement letter agreement with Rothschild Inc. pursuant to which Cross Media engaged Rothschild as their agent to assist in arranging financing through the securitization of consumer credit card receivables. Cross Media may not be able to complete this proposed financing or any other replacement financing.

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

                         PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements of Cross Media Marketing Corporation and the notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Cross Media for the three months and six months ended June 30, 2002 and 2001.

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

REVENUE RECOGNITION

During the quarter ended June 30, 2002, Cross Media derived revenues from the sale of magazine subscription contracts. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of Cross Media's revenue for any period if Cross Media's management made different judgments or utilized different estimates.

Revenues derived from originating magazine subscriptions for others are recognized by Cross Media when Cross Media receives the first installment payment for subscriptions purchased. Magazine subscription revenues are recorded net of cancellations, collection reserves, and payments made to publishers for fulfillment costs. Cross Media performs an ongoing review of its cancellation and collection reserve using a static pool analysis pay to maturity of Cross Media's portfolio of consumer receivables. This evaluation is inherently judgmental and requires material estimates based on historical experience of collectibility and economic trends. A one percent change in the estimated cancellation and collection rate at June 30, 2002 could have resulted in a change in the cancellation and collection reserve, and a change in net revenue of $0.2 million.

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

INCOME TAXES

Management must make estimates in recording the Cross Media's provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. Cross Media has recorded a valuation allowance against the deferred tax asset based upon management's assessment of the realizability of the asset through future taxable income.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Revenues, net: During the three months ended June 30, 2002, net revenues were $37.1 million, a 57% increase from net revenues of $23.6 million for the three months ended June 30, 2001. The increase in revenues is attributable to a 10% increase or $2.3 million relating to the sale of magazine subscriptions, commission revenues from the sale of memberships to discount third party buying clubs, publisher fees and other revenues relating to Cross Media's magazine business. During the three months ended June 30, 2002, the sale of magazine contracts increased $2.7 million or 15% from $18.2 million during the three months ended June 30, 2001 to $20.9 million. The increase is primarily attributable to the increase in magazine contracts sold by our wholly owned call center operations. Other revenues relating to our magazine business such as the sale of memberships, publisher fees and other revenues decreased 11% or approximately $0.5 million during the three months ending June 30, 2002 compared to the same period in prior year. The decrease is mainly attributable to lower publisher fees earned during the second quarter due to the downturn in the advertising market.

The sale of magazine subscriptions during the second quarter of 2002 declined by 25% from the first quarter of 2002 primarily due to the effect of the FTC complaint on our field sales organization as well as our verification department all of which resulted in a lower number of orders received and a lower percentage of orders being verified.

The remaining 47% increase or $11.2 million relates to revenues from the sale of coins, collectibles and other products sold through our print and telesales channels, which we acquired through our acquisition of NSI during the first quarter of 2002. Print advertising sales declined by 24% from the first quarter of 2002 due to the reduced number of unsold or "remnant" advertising pages available to us in Sunday magazines. Beginning in July, we have increased the number of pages that we purchase for Sunday magazine advertising to offset the anticipated fewer remnant pages that we expect to be made available to us.

Commission Expense: Commission expense decreased 7% to $10.5 million in the three months ended June 30, 2002 from $11.3 million in the same period of 2001 as a result of a decrease in magazine contracts from our independent call centers. Commission expense decreased as a percentage of net magazine revenues from 62% for the three months ended June 30, 2001 compared to 50% for the three months ended June 30, 2002 as a result of the use of Cross Media's company owned and operated call centers which are generating a greater portion of the sale of magazine contracts compared to the same period in the prior year.

Other Direct Costs: Other direct costs increased $15.2 million from $6.2 million for the six months ended June 30, 2001 to $21.4 million for the six months ended June 30, 2002. This is a result of a $4.1 million increase relating to the expansion of Cross Media's company owned and operated call centers, a $1.5 million increase in direct recurring payroll, rent and other costs relating to the expansion of Cross Media's operations and a $9.6 million increase relating to cost of sales and promotional advertising costs incurred in connection with the sale of coins, collectibles and other products relating to our print and outbound telesales channels, which were acquired through our acquisition of NSI during the first quarter of 2002. For the three months ended June 30, 2002 and 2001, other direct costs as a percentage of net revenues associated with Cross Media's magazine business were 45% and 26%, respectively. The increase is related to a greater portion of Cross Media's magazine contracts being generated from company owned operations and call centers.

General and Administrative Expenses: General and administrative expenses increased $5.8 million to $9.0 million for the quarter ended June 30, 2002 from $3.2 million in the quarter ended June 30, 2001. The increase is attributable to $2.9 million of general and administrative costs relating to acquired operations and an additional $2.9 million relating to the increased corporate overhead and expansion of MOS operations in anticipation of increased revenue, which did not materialize to the extent contemplated.

Other Income (Expense): For the three months ended June 30, 2002, other expense decreased approximately $0.4 million compared to the same period in the prior year. A one time reduction in minority interest expense was recorded in the second quarter due to a change in the estimated cancellation rate of J Cross Marketing's (a 50% owned joint venture) accounts receivable. This resulted in a decrease in minority interest expense of $0.3 million. Income from affiliates increased by approximately $47,000 as a result of NSI's 49% ownership of several joint ventures. We expect interest expense to increase as a result of the increased interest rate under the Fleet credit facility.

Provision for Income Taxes: Cross Media recorded a tax benefit of $1 million relating to operating losses for the three months ended June 30, 2002, compared to a tax provision of $0.5 million for income taxes for the three months ended June 30, 2001.

Preferred Dividends: For the three months ended June 30, 2002, Cross Media recorded $12,000 in preferred dividends as a result of the issuance of the Series B preferred stock in conjunction with the acquisition of JWE, compared to $0.1 million of preferred dividends recorded in the second quarter of 2001.

Net Income (Loss) Applicable to Common Stockholders: For the three months ended June 30, 2002, Cross Media had net loss applicable to common stockholders of approximately $2.9 million, which resulted in loss per share applicable to common stockholders of $0.20 compared to a net income applicable to common stockholders of $0.20 per share for the three months ended June 30, 2001.

 RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Revenues, net: During the six months ended June 30, 2002, net revenues were $81 million, a 87% increase from net revenues of $43.2 million for the six months ended June 30, 2001. The increase in revenues is attributable to a 32% increase or $13.9 million relating to the sale of magazine subscriptions, commission revenues from the sale of memberships to discount third party buying clubs, publisher fees and other revenues relating to Cross Media's magazine business. The remaining 55% increase or $23.8 million relates to revenues from the sale of coins, collectibles and other products sold through our print and telesales channels which we acquired through our acquisition of NSI during the first quarter of 2002.

During the six months ended June 30, 2002, the sale of magazine contracts increased $14.8 million or 44% from $33.9 million during the six months ended June 30, 2001 to $48.7 million. The increase is primarily attributable to the increase in magazine contracts sold by our wholly owned call center operations and independent call centers. Other revenues relating to our magazine business such as the sale of memberships, publisher fees and other revenues decreased 14% or approximately $1.2 million during the six months ending June 30, 2002 compared to the same period in prior year. The decrease is mainly attributable to lower publisher fees earned during the six months ended due to the downturn in the advertising market.

Commission Expense: Commission expense increased 5% to $22 million in the three months ended June 30, 2002 from $20.9 million in the same period of 2001 as a result of an increase in magazine contracts from our independent call centers. Commission expense decreased as a percentage of net magazine revenues from 62% for the six months ended June 30, 2001 compared to 45% for the six months ended June 30, 2002 as a result of the use of Cross Media's company owned and operated call centers which are generating a greater portion of the sale of magazine contracts compared to the same period in the prior year.

Other Direct Costs: Other direct costs increased $31.8 million from $11.4 million for the six months ended June 30, 2001 to $43.2 million for the six months ended June 30, 2002. This is a result of a $7.9 million increase relating to the expansion of Cross Media's company owned and operated call centers, a $1.9 million increase in direct recurring payroll, rent and other costs relating to the expansion of Cross Media's operations and a $20.1 million increase relating to cost of sales and promotional advertising costs incurred in connection with the sale of coins, collectibles and other products relating to our print and outbound telesales channels which were acquired through our acquisition of NSI during the first quarter 2002 and approximately $1.9 million relating to acquisition and other direct costs relating to our continuity membership program. For the six months ended June 30, 2002 and 2001, other direct costs as a percentage of net revenues associated with Cross Media's magazine business were 40% and 26%, respectively. The increase is related to a greater portion of Cross Media's magazine contracts being generated from company owned operations and call centers.

General and Administrative Expenses: General and administrative expenses increased $10.4 million to $16.9 million for the six months ended June 30, 2002 from $6.5 million in the quarter ended June 30, 2001. The increase is attributable to $5.7 million of general and administrative costs relating to acquired operations and an additional $4.6 million relating to the increase in corporate overhead and the expansion of MOS operations.

Other Income (Expense): For the six months ended June 30, 2002, other expense increased approximately $100,000 compared to the same period in the prior year. This increase is due to minority interest expense relating to Cross Media's 50% ownership in J Cross Marketing LLC of approximately $73,000 offset by approximately $187,000 of income from NSI's 49% ownership of several joint ventures and a reduction in interest expense compared to prior year.

Provision for Income Taxes: Cross Media recorded a tax benefit of $0.5 million relating to operating losses for the six months ended June 30, 2002, compared to a tax provision of $0.7 million for income taxes for the six months ended June 30, 2001. The tax benefit was computed based on an effective tax rate of 25%.

Preferred Dividends: For the six months ended June 30, 2002, Cross Media recorded preferred dividends of $12,000 as a result of the issuance of Series B Preferred Stock in conjunction with the acquisition of JWE, compared to $1.3 million of preferred dividends recorded in the same period of 2001. The $1.3 million of dividends recorded in the same period of 2001 included $0.9 million of non-cash deemed dividends and approximately $0.4 million of contractual dividends. On February 15, 2001, Cross Media redeemed 22,992 shares of preferred stock. An additional 39,463 shares of preferred stock were converted into 789,250 shares of common stock. In consideration of the agreement of the holders to convert the preferred stock, Cross Media issued to the holders a total of 133,280 additional shares of common stock, pro rata in accordance with the number of shares each holder converted. The non-cash deemed dividend of $0.9 million represents the fair value of the additional shares issued.

Net Income (Loss) Applicable to Common Stockholders: For the six months ended June 30, 2002, Cross Media had net loss applicable to common stockholders of approximately $1.9 million, which resulted in loss per share applicable to common stockholders of $0.13 compared to a net income applicable to common stockholders of $0.23 per share for the six months ended June 30, 2001.

                        LIQUIDITY AND FINANCIAL CONDITION

At June 30, 2002, Cross Media had cash on hand of $0.3 million. During the six months ended June 30, 2002 Cross Media used $14.2 million in operating activities, used $16.6 million in investing activities, relating to the net cash paid in connection with the NSI and JWE acquisitions plus purchases of equipment, and generated $18.7 million from financing activities from the private placement of Cross Media common stock and new Fleet credit facility. Cross Media generates cash flow from the sale of magazines and collection of consumer receivables, commissions earned from publishers in connection with originating paid subscriptions for certain publications, and commissions earned on the sale of third-party discount buying club memberships. Cross Media also generates cash flow through the sale of coins, collectibles and other products relating the print and outbound sales channels.

At August 14, 2002, Cross Media had cash on hand of approximately $1.3 million.

On August 13, 2002, the Fleet credit facility was amended. The amended facility requires Cross Media, among other things, to raise an additional $3 million of subordinated debt financing by September 2, 2002. The lenders under the facility will not permit us to make any additional borrowings under the facility unless we obtain this financing. If we do, the lenders will permit us to borrow up to approximately $1.5 million of additional borrowings, which would increase borrowings under the facility to $30.7 million. While we are negotiating with several parties to provide the required financing, we may not be able to obtain the financing. We are required to repay all outstanding borrowings under the Fleet credit facility before the end of 2002. We will not be able to repay this amount from cash from operations and must obtain replacement financing. We require the additional $1.5 million of borrowings under the credit facility and $3 million of subordinated debt financing to satisfy our short-term working capital requirements until replacement financing is obtained. Failure to obtain the $3 million of subordinated debt financing or replacement financing will result in a default under the credit facility.

We are evaluating alternate sources of financing to replace the Fleet credit facility. In July 2002, we entered into an engagement letter agreement with Rothschild Inc. pursuant to which we engaged Rothschild as our agent to assist us in arranging financing through the securitization of our consumer credit card receivables. We may not be able to complete this proposed financing or any other replacement financing.

                                 NSI ACQUISITION

On January 11, 2002, Cross Media acquired all of the capital stock of NSI. Cross Media recorded the cost of the NSI acquisition of approximately $20.1 million, as follows: (i) $9 million in cash, (ii) $3.1 million in negotiable promissory notes, (iii) $2.5 million in non-negotiable promissory notes, (iv) $1.3 million through the issuance of 279,859 shares of common stock, (v) a $1 million liability for the estimated current portion of the contingent consideration (described below) and (vi) approximately $1 million in transaction costs. Cross Media may pay up to approximately $3.1 million in contingent consideration based on three times the Joint Ventures' 2001 EBITDA and the aggregate Joint Ventures' income from January 1, 2001 through December 31, 2004. The contingent consideration if paid, will be accounted for as additional purchase price. The remaining balance of the $2.1 million contingent consideration has not been recorded on the balance sheet as of June 30, 2002, as the outcome of the contingency is not determinable beyond a reasonable doubt. Goodwill recorded as a result of the transaction was $16.2 million as of June 30, 2002. The operating results from NSI have been included in the consolidated results of operations since the date of the acquisition.

The promissory notes bear interest at the rate of 7% per annum, are payable in 36 consecutive monthly installments on the last business day of each month, payments commenced on January 31, 2002, and were originally secured by the assets of NSI. Upon the closing of the NSI transaction, Cross Media obtained a letter of credit in the amount of $1 million from Fleet National Bank under the NSI existing credit agreement. On March 19, 2002, Cross Media obtained a letter of credit in the amount of $5.6 million, representing the full amount of the notes, under its credit facility and the lien on the NSI assets was released. As of June 30, 2002, $5.0 million was outstanding as a result of payments made under the note agreement.

Cross Media has not made payments, which were due on June 30 and July 31, 2002 under the notes issued in the NSI acquisition aggregating $350,000, but has received a waiver for failure to make these payments. Cross Media is required to make these payments by September 2, 2002.

                                 JWE ACQUISITION

On May 27, 2002, Cross Media completed the acquisition of substantially all of the assets of JWE Enterprises, Inc. and the other 50% interest in J Cross Marketing from JWE Holdings, Inc. (collectively JWE) The non-contingent purchase price for the acquisition was approximately $9.1 million, consisting of (i) approximately $1.7 million in cash, of which $1.5 million was borrowed from, and is evidenced by a note payable to, Lancer Offshore Inc. (the "Lancer Note") (ii) 416,980 shares of common stock, with a fair value at the time of issuance of $5.0 million, (iii) 2,000 shares of Series B convertible redeemable preferred stock (the "Preferred Stock") having a redemption value and fair value on the date of issuance of $1.9 million and (iv) $0.5 million of additional consideration, payable in cash over the next two quarters. In addition, Cross Media may be required to make additional cash payments of up to $8.9 million over the next three years if certain performance criteria for the acquired businesses are met.

In connection with the acquisition described above, Cross Media issued 2,000 shares of Preferred Stock. The Preferred Stock has a liquidation value of $950 per share, a dividend rate of 8% per annum (payable at the Cross Media's option in cash or shares of the Cross Media's common stock) and is convertible at any time after November 27, 2002 into a number of shares of common stock equal to $950.00 divided by the lesser of (i) $11.991 per share and (ii) the greater of
(a) the fair market value of the Cross Media's common stock at the time of conversion and (b) $10.1924 per share. Cross Media has the right to redeem the Preferred Stock at any time at the liquidation value plus accrued and unpaid dividends (the "Redemption Price"). JWE has the right, exercisable on one occasion after November 27, 2002, to put the Preferred Stock, in whole or in part (provided the remaining shares are converted), to the Registrant at the Redemption Price.

To fund the acquisition, Cross Media borrowed $1.5 million from Lancer Offshore Inc. The Lancer Note bears interest at an annual rate of 6% from the date of issuance through November 27, 2002 and at the annual rate of 10% from November 27, 2002 until the maturity date of May 27, 2003. In the event that the Lancer note is not repaid on or prior to November 28, 2002 ("trigger date"), Cross Media must issue to Lancer a warrant to purchase a number of shares of common stock equal to 150,000 multiplied by a fraction, the numerator being the then outstanding balance of the Lancer Note and denominator being $1.5 million. Until the Lancer Note is repaid in full, on each six month anniversary of the trigger date, Cross Media must issue an additional warrant to purchase an additional number of shares equal to 150,000 multiplied by a fraction, the numerator being the then outstanding balance of the Lancer Note and the denominator being $1.5 million. Cross Media's obligation to issue these warrants will terminate upon Cross Media's repayment of the Lancer Note or issuance of warrants to purchase an aggregate number of 2,898,068 shares of common stock.

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

On March 19, 2002, Cross Media entered into a credit agreement with Fleet National Bank, as agent for the lender banks and as issuing lender and the several other lenders, to provide Cross Media a $35 million credit facility, subject to certain availability limitations. Cross Media may borrow funds under the credit facility as revolving prime rate or LIBOR plus rate loans and/or obtain letters of credit. Interest on the credit facility accrues at the prime rate designated from time to time by the agent, Fleet, plus an applicable margin, for prime rate loans, or at the LIBOR rate plus an applicable margin for LIBOR loans. The applicable margin is subject to adjustment based on Cross Media's leverage ratio. Cross Media also pays a commitment fee during the term of the facility based on the unused borrowings under the facility, and a letter of credit fee based on the applicable margin for the LIBOR rate loans during the time that letters of credit remain outstanding.

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

As of June 30, 2002, Cross Media had outstanding debt of $23 million under the Fleet credit facility and an additional $5.6 million in letters of credit. As of August 14, 2002, Cross Media had outstanding debt of $24.3 million under the Fleet credit facility and $4.9 outstanding in letters of credit.

In August 2002, the Fleet Credit Facility was amended to (i) increase the interest rate by 0.5%, (ii) adjust certain financial covenants, (iii) require Cross Media to obtain up to $3.0 million of subordinated debt financing in form satisfactory to the lenders on or prior to September 2, 2002, the failure of which shall be a default, (iv) reduce the facility from $35 million to $30.7 million, provided that the remaining approximately $1.5 million of borrowing availability will only become available if Cross Media obtains the $3.0 million of subordinated debt financing described above, (v) provided that a default will occur if the settlement of the FTC complaint is settled on terms that would require Cross Media to make a payment of damages, penalties, fines or similar payments in excess of $1 million, (vi) provide that a default will occur if neither of the following occurs by November 1, 2002: (a) the obligations under the credit facility are repaid and the lenders obligations to lend to be terminated or (b) Cross Media enters into a binding commitment with one or more financial institutions reasonably acceptable to Fleet which enables the credit facility to be paid in full and the lenders obligations to lend to be terminated by November 30, 2002; provided, however, that Cross Media may extend these dates by one month by making a $50,000 cash payment; and (vii) waive certain other non-financial defaults.

As of August 14, 2002, the interest rate on the outstanding loans under the Fleet credit facility is currently 5.25%, the commitment fee was .375% and the letter of credit fee was 2.5%.

PRIVATE PLACEMENT

In March 2002, Cross Media completed a private placement in which it sold 1,105,475 shares of its common stock at a price of $10.50 per share to a limited number of accredited investors and received gross proceeds of approximately $11.6 million. Stonegate Securities, Inc. served as placement agent, for which it received a placement agent fee equal to 6% of the gross proceeds and five-year warrants to purchase 110,548 shares of Cross Media common stock at an exercise price of $10.50 per share. The proceeds were used to reduce borrowings under the Fleet credit facility.

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

The Company adopted SFAS No. 142 on January 1, 2002. In connection with adopting this standard, Cross Media completed the test and measurement of transitional impairment. Initial adoption had no effect on Cross Media's financial statements. As a result of the adoption of SFAS No. 142, Cross Media did not recognize goodwill amortization for the three months and six months ended June 30, 2002. If SFAS No. 142 was in effect during the three and six months ended 2001, Cross Media would not have recognized $0.3 million and $0.5 million, respectively, in goodwill amortization, therefore net income applicable to common stockholders would have increased to approximately $2 million and earnings per share applicable to common stockholder would have increased by $0.07.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS 121, while retaining many of the requirements of such statement. Cross Media has determined that the impact of this statement is not material as of June 30, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in Accounting Principles Board Opinion ("APB") 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company will adopt SFAS No. 145 effective January 1, 2003. Cross Media will record the extraordinary loss of $0.5 million recorded as of March 31, 2002 as income from operations in the first quarter of 2003.

On July 30, 2002, The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluation the requirements and impact of this statement on our consolidated results of operations and financial position.

                                  RISK FACTORS

CROSS MEDIA HAS A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE ITS PROSPECTS.

Cross Media developed its business strategy in 1999, completed its first acquisition in January 2000, and opened its first company-owned and operated call center and undertook its first email campaign in the last quarter of 2000. Moreover, Cross Media has acquired three businesses during the previous twelve months. Therefore, Cross Media has a limited history of operations under its current business strategy upon which the likelihood of its success can be evaluated.

The implementation of a new business strategy frequently involves risks, expenses and uncertainties that may adversely affect Cross Media's business, results of operations, financial condition and prospects, including:

- the ability to compete effectively against other companies;

- the need to hire, retain and motivate qualified personnel;

- the ability to anticipate and adapt to the changing market; and

- the ability to develop and introduce new products and services and continue to develop and upgrade technology.

CLASS ACTION LAWSUITS HAVE BEEN FILED AGAINST CROSS MEDIA ALLEGING SECURITIES LAW VIOLATIONS, THE EFFECT OF WHICH CANNOT CURRENTLY BE DETERMINED.

In July 2002, Cross Media became aware of three securities class action complaints seeking monetary damages filed in the United States District Court for the Southern District of New York against Cross Media and Mr. Altback on behalf of classes of persons who purchased shares of Cross Media common stock from November 5, 2001 through July 11, 2002 (the "Class Period"). These complaints generally allege that Cross Media and Mr. Altbach violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5, by issuing a series of materially false and misleading statements to the market during the Class Period, including press releases during the Class Period that allegedly overstated Cross Media's business prospects and allegedly mischaracterized the status of the FTC proceedings brought against Cross Media and others. Cross Media and Mr. Altbach dispute these claims and intend to vigorously defend this matter. Because these lawsuits are in the early stages, Cross Media is unable to predict the outcome or the effect they may have on Cross Media's operating results, financial condition or stock price.

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

Simultaneous with the filing of the complaint, plaintiffs filed a motion for a temporary restraining order against the defendants seeking, among other things, compliance with the Telemarketing Sale Rule, the FTC Act, and the previous FTC order. At the April 10 hearing for the temporary restraining motion, the parties agreed to postpone the hearing for a later date to facilitate settlement discussions. Upon mutual agreement, the parties rescheduled the hearing for April 29, which was subsequently extended to May 3 at the court's request. On April 29, the parties met to discuss settlement of the FTC's claims. Following that meeting, the DOJ, on behalf of the FTC, agreed to postpone the May 3 hearing for an indefinite period, which the DOJ subsequently rescheduled for July 23. On July 12, the parties again met to discuss settlement. Following that meeting, on July 16, the DOJ, on behalf of the FTC, again motioned the court to postpone the hearing date. The hearing is not currently scheduled on the court's calendar.

Cross Media believes that the filing of this complaint may have adversely affected magazine subscription sales during the second quarter of 2002. Although Cross Media believes that it has taken steps to prevent any further adverse effect on magazine subscription sales, there can be no assurance that the FTC complaint will not adversely affect Cross- Media's magazine subscription business.

However, because this matter is in the early stages, Cross Media is unable to predict the outcome. In the event that Cross Media is unable to resolve this matter amicably, it could be subject to monetary damages and injunctive relief, which could have a material adverse effect on Cross Media. Even if Cross Media is able to resolve this matter amicably, it may have to agree to pay the government a civil penalty, fund a consumer redress account, and modify MOS' operating practices, which could have a material adverse effect on Cross Media. Moreover, any adverse developments could affect Cross Media's ability to make additional borrowings under the Fleet credit facility.

THE ANTICIPATED BENEFITS OF THE ACQUISITIONS OF NSI AND JWE ENTERPRISES MAY NOT BE REALIZED IN A TIMELY FASHION, OR AT ALL. IN ADDITION, CROSS MEDIA'S OPERATIONS MAY BE ADVERSELY AFFECTED IF THE OPERATION OF NSI'S OR JWE's BUSINESSES DIVERTS TOO MUCH ATTENTION AWAY FROM CROSS MEDIA'S BUSINESS.

The success of the acquisitions of NSI and JWE will depend, in part, on Cross Media's ability to realize the anticipated revenue enhancements, growth opportunities and synergies of the combined company and effectively utilize resources Cross Media now has after the acquisition. There are risks related to the integration and management of the acquired technology and operations and personnel. The integration of the businesses will be a complex, time-consuming and potentially expensive process and may disrupt Cross Media's business if not completed in a timely and efficient manner. Some of the difficulties that may be encountered include:

- the diversion of management's attention from other ongoing business concerns; and

- potential conflicts between business cultures.

If management focuses too much time, money and effort to integrate NSI's and JWE's operations and assets, they may not be able to execute its overall business strategy.

THE LENDERS UNDER CROSS MEDIA'S EXISTING CREDIT FACILITY ARE REQUIRING CROSS MEDIA TO OBTAIN DEBT FINANCING OVER THE NEXT SEVERAL DAYS AND TO REPAY ALL OUTSTANDING BORROWINGS BEFORE THE END OF 2002.

Cross Media is required to obtain $3 million of subordinated debt financing by September 2, 2002 and at least approximately $30.7 million of additional financing before the end of 2002 to replace its existing credit facility. This financing may not be available to Cross Media on favorable terms or at all. Failure to obtain either financing could result in Cross Media's lenders declaring a default under the facility. Moreover, even if Cross Media obtains this financing, the interest rate and financing costs are likely to be greater than the interest rate under the existing credit facility, which will reduce profit in future periods.

CROSS MEDIA IS SUBJECT TO RESTRICTIVE CREDIT FACILITY COVENANTS WHICH COULD HARM ITS FINANCIAL STATUS AND HAVE A NEGATIVE IMPACT ON ITS STOCK PRICE.

Cross Media has pledged all of its assets and the assets and stock of its subsidiaries to Fleet and all assets to secure its obligations under its facility.

Under the agreement with Fleet, Cross Media is also required, among other things, to maintain minimum financial ratios and remain current on certain other debt and trade payables. If Cross Media cannot satisfy these or other covenants under the facility, Cross Media will be required to seek a waiver or amendment. If it should require waivers or amendments to the agreement, there can be no assurance that the lenders will agree on what the cost to obtain the waiver would be. If Cross Media defaults in performing its obligations to the lenders, the lenders would be entitled to accelerate the maturity of outstanding indebtedness under the credit facility, $29.3 million as of August 14, 2002, and to enforce its security interest in the pledged assets and stock, which would materially interrupt our operations and possibly require us to curtail or cease operations.

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

IF SUBSCRIPTION CANCELLATION RESERVES ARE NOT ADEQUATE, CROSS MEDIA COULD BE REQUIRED TO INCREASE ITS RESERVES, WHICH WILL RESULT IN A REDUCTION OF REVENUES AND INCOME.

Cross Media extends credit to subscribers who purchase multi-magazine subscription packages. Cross Media has established a reserve to cover subscription cancellation based upon its past history with magazine subscription orders. If Cross Media's accounts subscription cancellation reserves are inadequate, it will be required to increase reserves, which will reduce revenues and could otherwise materially adversely affect Cross Media's results of operations.

THE NATURE OF CROSS MEDIA'S BUSINESS SUBJECTS IT TO THE EFFECTS OF ECONOMIC SLOWDOWNS.

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

THE LOSS OF CROSS MEDIA'S LARGEST independent CALL CENTERS WOULD LIKELY RESULT IN A REDUCTION OF REVENUES AND OTHERWISE ADVERSELY AFFECT OPERATING RESULTS.

For the six months ended June 30, 2002 and the year ended December 31, 2001, two independent call centers accounted for approximately 38% and 39%, respectively of Cross Media's magazine subscription revenues. These call centers do not have any commitment to generate sales for Cross Media and could therefore, at any time, terminate their relationships with Cross Media without notice, which could have a material adverse effect on Cross Media's business.

IF CROSS MEDIA'S LEAD GENERATION FOR MAGAZINE SALES DECLINES, ITS OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

Cross Media is substantially dependent upon the quality and quantity of leads for magazine sales. Cross Media obtains leads from many sources. To the extent that Cross Media is unable to generate sufficient leads and/or the percentage of sales generated by its leads decreases, Cross Media's magazine sales will decline.

NSI'S SUCCESS IS HEAVILY DEPENDENT UPON ITS ABILITY TO OBTAIN ADEQUATE MAGAZINE ADVERTISING SPACE.

NSI's lifestyles and continuity product sales are heavily dependent upon NSI obtaining sufficient magazine advertising space. NSI historically acquires magazine advertising space at favorable rates through agreements to purchase unsold advertising space from selected magazines. During the second quarter of 2002, the amount of advertising space made available to NSI at favorable rates decreased, which significantly reduced NSI's revenues and income. While Cross Media believes that NSI will be able to purchase sufficient advertising space in the future, the advertising rates are expected to be higher, which will adversely effect NSI's gross margins. Moreover, NSI may not accurately estimate the amount of unsold advertising space available to it in time to buy sufficient additional advertising space. Additionally, because NSI must purchase advertising space before it will know how much unsold advertising space it will receive, NSI may have more advertising space available than it needs, which could adversely effect NSI's operating results.

IF CROSS MEDIA DOES NOT RETAIN LIFEMINDERS ENGAGED MEMBER BASE, CROSS MEDIA MAY NOT BE ABLE TO COMPETE EFFECTIVELY FOR, OR MAINTAIN, ADVERTISERS AND ITS BUSINESS COULD BE ADVERSELY AFFECTED.

Although Cross Media intends to continue to produce and distribute emails to LifeMinders' members, prior to the merger, LifeMinders scaled back its business operations and reduced the number of emails sent to members. A significant portion of LifeMinders' revenue was historically derived from performance-based and revenue sharing arrangements. Under these arrangements, advertisers pay LifeMinders in part based on member responses to advertisements and promotions placed in email newsletters. If LifeMinders' members do not respond to advertisements and promotions placed in email newsletters, revenues from these operations could be materially and adversely affected.

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

CONCERNS ABOUT, OR BREACHES OF, THE SECURITY OF CROSS MEDIA'S CUSTOMER DATABASE COULD RESULT IN SIGNIFICANT EXPENSES TO PREVENT BREACHES, AND SUBJECT CROSS MEDIA TO LIABILITY FOR FAILING TO PROTECT THE MEMBERS' INFORMATION.

Cross Media maintains a database containing information about Cross Media's customers. Unauthorized users accessing Cross Media's systems remotely may access its database or authorized users may make unauthorized copies of all or part of the database for their own use in violation of specific agreements to the contrary. As a result of these security and privacy concerns, Cross Media may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by security breaches, and may be unable to effectively target direct marketing offers to members or may be subject to legal claims of members if unauthorized third parties gain access to Cross Media's system and alter or destroy information in its database. Also, any public perception that Cross Media engaged in the unauthorized release of member information, whether or not correct, would adversely affect Cross Media's ability to retain members.

PROBLEMS WITH THE PERFORMANCE AND RELIABILITY OF THE INTERNET INFRASTRUCTURE COULD ADVERSELY AFFECT SALES AND THE QUALITY AND RELIABILITY OF THE PRODUCTS AND SERVICES OFFERED TO MEMBERS.

Cross Media depends on the Internet infrastructure to market to potential customers, gather data about prospects and customers and to deliver attractive, reliable and timely email newsletters to LifeMinders members.] If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. Among other things, continued development of the Internet infrastructure will require a reliable network backbone with necessary speed, data capacity and security. Currently, there are regular failures of the Internet network infrastructure, including outages and delays, and the frequency of these failures may increase in the future. These failures may reduce the number of potential customers who respond to marketing campaigns and the benefits of LifeMinders' products and services to LifeMinders' members. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity or due to government regulation.

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

Laws and regulations applicable to direct marketing, telemarketing, Internet marketing, consumer protection and membership club services are becoming more prevalent. Each of the 50 states and the Federal government has laws regulating telemarketing, sweepstakes promotions, promotional incentives and advertising to consumers, which vary from state to state. While Cross Media reviews its telemarketing scripts and advertising copy for compliance with applicable laws, there is no guarantee that Federal or state authorities will not find that Cross Media's marketing efforts do not comply with these laws. In addition, it is likely that additional Federal and/or state regulations regarding telemarketing, sweepstakes, email marketing and other marketing practices engaged in by Cross Media will be enacted. If enacted, these regulations could have an adverse effect on revenues and result in additional expenses to Cross Media and could require Cross Media to refrain from engaging in specific activities or modify its business practices.

The Federal Trade Commission is currently reviewing certain of its rules to determine if any changes are warranted. In January 2002, the Federal Trade Commission issued a Notice of Proposed Rulemaking in which it proposed substantial changes to the Telemarketing Sales Rule. In June 2002, the Federal Trade Commission conducted a workshop to address written comments submitted in response to the January Notice of Proposed Rulemaking. Until the Federal Trade Commission concludes this review, Cross Media does not which proposals will be adopted. Certain of the proposed revisions, if adopted, could have an adverse effect on Cross Media's business.

EXTENSIVE GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES RELATED TO DOING BUSINESS ON THE INTERNET COULD LIMIT SALES OR ADD SIGNIFICANT ADDITIONAL COSTS TO CROSS MEDIA'S BUSINESS.

Laws and regulations directly applicable to Internet communications, commerce, marketing and data protection are becoming more prevalent. If any of these laws hinder the growth of Internet use generally or decreases the acceptance of the Internet as a medium of communications, commerce and marketing Cross Media's business and prospects may suffer materially. The United States Congress has enacted Internet laws regarding children's privacy, copyrights and taxation. Other laws and regulations may be adopted covering issues such as user privacy, marketing activities, pricing, content, taxation and quality of products and services. The governments of some states and foreign countries have begun to regulate online transactions such as those entered into with consumers by Cross Media, and others may likely do the same. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising and marketing services. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Laws and regulations governing the transmission of unsolicited email marketing messages are being considered in many jurisdictions. Legislation of that type has recently been adopted by numerous states, and similar legislation is pending in several states and in Congress. These laws could have an adverse impact on Cross Media Internet marketing activities. The Telecommunications Act of 1996 prohibits some types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, Cross Media cannot be certain that similar legislation will not be enacted and upheld in the future.

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

THE SUBSTANTIAL NUMBER OF OPTIONS AND WARRANTS TO PURCHASE CROSS MEDIA COMMON STOCK COULD RESULT IN DILUTION TO CROSS MEDIA STOCKHOLDERS.

If the holders of the outstanding Cross Media options and common stock purchase warrants exercise those options and warrants, including those issued in connection with the merger and warrants being issued as partial consideration for conversion of outstanding preferred stock, and the holders of all outstanding convertible securities converted them into common stock, Cross Media would be required to issue approximately 4.7 million additional shares of common stock, based on current exercise and conversion prices, which will result in dilution to Cross Media stockholders.

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

In March 2002, a complaint was filed in the United States District Court for the District of Kansas by J.M. Thies, John Minnick and William Sharp against LifeMinders, Inc. (which Cross Media acquired by merger on October 24, 2001), and several former officers and directors of LifeMinders, requesting monetary damages in an amount not less than $4.2 million and punitive damages in an amount not less than $5 million against the defendants. In accordance with the terms of Cross Media's merger agreement with LifeMinders, Cross Media is obligated to indemnify the other defendants.

The plaintiffs, former stockholders of eCoupons.com, Inc., a company that merged with and into LifeMinders in December 2000, allege that the defendants made misrepresentations to the plaintiffs to induce them to merge eCoupons with and into LifeMinders. Cross Media was aware of the dispute prior to closing the Lifeminders acquisition and believes that the suit is without merit and that it has adequate insurance to cover any award of monetary damages in the lawsuit. Cross Media and the other defendants have moved to dismiss the complaint on various grounds and are vigorously defending these claims.

On April 9, 2002, the United States Justice Department ("DOJ"), on behalf of the Federal Trade Commission ("FTC"), filed a complaint in the United States District Court for the Northern District of Georgia against Cross Media, Media Outsourcing, Inc., a wholly owned subsidiary, ("MOS"), Ronald Altbach, Dennis Gougion, an officer of MOS, and Richard Prochnow, a consultant to MOS. The complaint alleged violations of the Federal Telemarketing Sales Rule and the Federal Trade Commission Act and non-compliance with a previous FTC order entered into by Mr. Prochnow, individually and doing business as Direct Sales International, Inc., and Mr. Gougion, individually. MOS acquired certain assets of Direct Sales International in January 2000. The complaint seeks monetary civil penalties, redress, injunctive, and other relief against any such future violations.

Simultaneous with the filing of the complaint, plaintiffs filed a motion for a temporary restraining order against the defendants seeking, among other things, compliance with the Telemarketing Sale Rule, the FTC Act, and the previous FTC order. At the April 10 hearing for the temporary restraining motion, the parties agreed to postpone the hearing for a later date to facilitate settlement discussions. Upon mutual agreement, the parties rescheduled the hearing for April 29, 2002. The April 29, 2002 date was subsequently extended to May 3 at the court's request. On April 29, the parties met to discuss settlement of the FTC's claims. Following that meeting, the DOJ, on behalf of the FTC, agreed to postpone the hearing scheduled for May 3 for an indefinite period. The DOJ subsequently rescheduled the hearing for July 23. On July 12, the parties again met to discuss settlement. Following that meeting, on July 16, the DOJ, on behalf of the FTC, again motioned the court to postpone the hearing date. The hearing is not currently scheduled on the court's calendar. Because this matter is in its early stages, Cross Media is unable to predict the outcome and the potential effect, if any, on its financial statements.

In July 2002, Cross Media became aware of three securities class action complaints seeking monetary damages filed in the United States District Court for the Southern District of New York against Cross Media and Mr. Altbach on behalf of classes of persons who purchased shares of Cross Media common stock from November 5, 2001 through July 11, 2002 (the "Class Period").

The complaints generally allege that Cross Media and Mr. Altbach violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5, by issuing a series of materially false and misleading statements to the market during the Class Period, including press releases during the Class Period that allegedly overstated Cross Media's business prospects and allegedly mischaracterized the status of the FTC proceedings brought against Cross Media and others. Cross Media and Mr. Altbach dispute these claims and intend to vigorously defend this matter. Because these lawsuits are in the early stages, Cross Media is unable to predict the outcome or the effect they may have on Cross Media's operating results, financial condition or stock price.

ITEM 2. CHANGES IN SECURITIES

RECENT ISSUANCES OF UNREGISTERED SECURITIES

On May 28, 2002, Cross Media issued an aggregate of 390,442 shares of common stock to JWE Enterprises, Inc and JWE Holdings, Inc. in connection with Cross Media's acquisition of JWE. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Each seller represented that he was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

On May 28, 2002, Cross Media issued 2,000 shares of Series B Preferred Stock to JWE Enterprises, Inc and JWE Holdings, Inc. in connection with Cross Media's acquisition of JWE. The issuance of these securities was made in reliance on
Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Each seller represented that he was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

On May 28, 2002, Cross Media issued five-year warrants to purchase 15,000 shares of common stock with an exercise price of $11.93 to Gryphon Master Fund, L.P. for consulting services rendered to Cross Media in connection with the acquisition of JWE. The issuance of these securities was made in reliance on
Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Gryphon Master Fund, L.P represented that it was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

On May 28, 2002, Cross Media issued five-year warrants to purchase 200,000 shares of common stock with an exercise price of $11.93 per share to GG Associates Ltd. for consulting services rendered to Cross Media in connection with the acquisition of JWE. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) GG Associates Ltd. represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

On May 28, 2002, Cross Media issued five-year warrants to purchase 15,000 shares of common stock with an exercise price of 11.93 per share to Langley Partners, L.P in connection with consulting services rendered to Cross Media in connection with the acquisition of JWE. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Langley Partners, L.P. represented that it was an accredited investor and was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities. These securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Each represented that he was an accredited investor and was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

ITEM 3. DEFAULTS UPON SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF STOCKHOLDERS

An annual meeting of stockholders was held on May 7, 2002, at which time the following directors were elected to serve until the next annual meeting of stockholders of Cross Media to be held in 2003, with the following votes for:

                        Director                            Votes for
                        --------                            ---------
                     Ronald Altbach                        11,184,644
                    Richard Kaufman                        11,184,644
                   Jonathan Bulkeley                       11,898,778
                     Richard Cohen                         11,898,778
                   William Morrissey                       11,898,778
                      Alan Senter                          11,898,778


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

We filed the following Current Report on Form 8-K during the fiscal quarter ended June 30, 2002:

         (a)         Exhibits

10.1 Waiver, Consent and Amendment to Credit Agreement dated August 13, 2002 by and among Cross Media, MOS, NSI, Fleet National Bank as agent for the lenders and issuing agent and the other lenders.

     (i) On June 17, 2002, we filed a Current Report on Form 8-K regarding an interview with our Chairman published by the OTC Journal on June 17, 2002.

     (ii) On June 10, 2002, we filed a Current Report on Form 8-K regarding the JWE acquisition.

    (iii) On April 11, 2002, we filed a Current Report on Form 8-K regarding the announcement of a non-binding letter of intent relating to a proposed acquisition and the completion of a private placement of common stock.

     (iv) On April 10, 2002, we filed a Current Report on Form 8-K regarding an interview with our Chairman discussing the FTC matter.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 Cross Media Marketing Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CROSS MEDIA MARKETING CORPORATION
                                  (Registrant)





By:       /s/ CHET BORGIDA
  ------------------------------------
  Name: Chet Borgida
    Title:  Senior Vice President
      and Chief Financial Officer
      (principal financial and
         accounting officer)