Form 10-Q
period 2002-09-30
CROSS MEDIA MARKETING CORP
filed 2002-11-14
CIK 1069201

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

As November 14, 2002, there were 15,048,671 shares of the registrant's Common Stock, par value $.001, outstanding.

                        CROSS MEDIA MARKETING CORPORATION

                                    FORM 10-Q
                               SEPTEMBER 30, 2002

                                 C O N T E N T S


                                                                        PAGE
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
  Condensed Consolidated Balance Sheets as of September 30, 2002
     (unaudited) and December 31, 2001................................   2
  Condensed Consolidated Statements of Operations for the three months
     ended September 30, 2002 and September 30, 2001(unaudited).......   3
  Condensed Consolidated Statements of Operations for the nine months
     ended September 30, 2002 and September 30, 2001 (unaudited)......   4
  Condensed Consolidated Statements of Cash Flows for the nine months
     ended September 30, 2002 and September 30, 2001(unaudited).......   5
  Notes to Condensed Consolidated Financial Statements (unaudited)....   6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..   26

Item 4.   Controls and Procedures.....................................   26

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   26
Item 2.   Change in Securities and Use of Proceeds ...................   27
Item 3.   Defaults Upon Senior Securities.............................   27
Item 4.   Submission of Matters to Vote of Security Holders...........   27
Item 5.   Other Information...........................................   28
Item 6.   Exhibits and Reports on Form 8-K............................   28

Signature.............................................................   28

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30,   December 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                                     (UNAUDITED)
                                                                    (IN THOUSANDS)
ASSETS:
Current assets
  Cash and cash equivalents.................................   $    706       $ 12,490
  Accounts receivable, net of reserves......................     66,028         46,058
  Other receivables.........................................      5,402          6,664
  Inventory.................................................      3,654             --
  Prepaid expenses and other current assets.................      2,487          1,829
  Deferred expenses.........................................      2,844          2,239
                                                               --------       --------
          Total current assets..............................     81,121         69,280
  Property and equipment, net...............................      9,944          4,425
  Deferred taxes............................................      1,034          2,800
  Goodwill..................................................     49,815         12,190
  Intangibles, net..........................................        201          5,733
  Other assets..............................................        993            856
                                                               ---------      ---------
                                                               $143,108       $ 95,284
                                                               =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities
  Revolving credit facility.................................   $ 25,036       $ 17,329
  Accounts payable and accrued expenses.....................     25,191          6,916
  Amounts due to publishers.................................      4,476          3,768
  Deferred revenue..........................................      2,137          3,191
  Notes and other acquisition related payables..............      4,966             --
  Restructuring liability...................................      3,610
                                                               --------       --------
          Total current liabilities.........................     65,416         31,204
Long term liabilities
  Amounts due to publishers.................................      4,259          4,984
  Capital lease obligations.................................        800            869
  Notes and other acquisition related payables..............      3,858             --

Series B Convertible Preferred Stock........................      1,900             --


STOCKHOLDERS' EQUITY:
  Common stock, par value $.001 per share; authorized
     40,000 shares; 15,049 issued and 15,018
     outstanding at September 30, 2002 and 12,712 issued and
     12,614 outstanding at December 31, 2001................         15             13
  Additional paid in capital................................    128,796        106,183
  Note receivable -- common stock...........................       (698)          (698)
  Treasury stock, 31 shares at September 30, 2002 and 98
     shares at December 31, 2001............................       (424)          (857)
  Accumulated deficit.......................................    (60,814)       (46,414)
                                                               --------       --------
          Total stockholders' equity........................     66,875         58,227
                                                               --------       --------
                                                               $143,108       $ 95,284
                                                               ========       ========


The accompanying notes are an integral part of these statements.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  FOR THE THREE
                                                                  MONTHS ENDED
                                                                    SEPTEMBER  30,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenues, net...............................................  $ 36,403     $25,910
Direct costs and expenses
  Commission expense........................................    10,094      10,590
  Other direct costs........................................    24,034       7,202
                                                              --------     -------
                                                                34,128      17,792

Gross profit................................................     2,275       8,118

General and administrative expenses.........................     9,537       4,559
Restructuring charge........................................     4,196          --
                                                              --------     -------
Income (loss) from operations...............................   (11,458)      3,559

Other income(expense)
  Interest expense..........................................    (1,268)       (514)
  Equity in income of affiliates............................       194          --
                                                              --------     -------
Income (loss) before income taxes...........................   (12,532)      3,045
Provision for income taxes........................                  --         607
                                                              --------     -------
Net income (loss)...........................................   (12,532)      2,438
Preferred dividends.........................................        39         129
                                                              --------     -------
Net income (loss) applicable to common stockholders.........  $(12,571)    $ 2,309
                                                              ========     =======
Income (loss) per share applicable to common stockholders:
  Basic.....................................................   $(0.84)     $  0.32
                                                               =======     =======
  Diluted....................................................  $(0.84)     $  0.26
                                                               =======     =======

Weighted -- average shares of common stock:
  Basic.....................................................    15,049       7,225
                                                               =======     =======
  Diluted...................................................    15,049       9,005
                                                               =======     =======



The accompanying notes are an integral part of these statements.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  FOR THE NINE
                                                                  MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenues, net...............................................  $117,496     $69,189
Direct costs and expenses
  Commission expense........................................    31,716      31,543
  Other direct costs........................................    67,621      18,545
                                                              --------     -------
                                                                99,337      50,088
     Gross profit...........................................    18,159      19,101

General and administrative expenses.........................    26,429      11,055
Restructuring charge........................................     4,196
                                                              --------     -------
Income (loss) from operations...............................   (12,466)      8,046
Other income(expense)
  Interest expense..........................................    (2,224)     (1,465)
  Minority interest.........................................       (74)         --
  Equity in income of affiliates............................       381          --
                                                              --------     -------
Income (loss) before income taxes...........................   (14,383)      6,581
Provision (benefit) for income taxes........................      (463)      1,316
                                                              --------     -------
Net income (loss) before extraordinary item.................   (13,920)      5,265
Extraordinary loss..........................................      (478)         --
                                                              --------     -------
Net income (loss)...........................................   (14,398)      5,265
Preferred dividends.........................................        51       1,387
                                                              --------     -------
Net income (loss) applicable to common stockholders.........  $(14,449)    $ 3,878
                                                              ========     =======
Income (loss) per share applicable to common stockholders:
  Income (loss) per share before extraordinary item:
  Basic.....................................................  $  (0.97)    $  0.56
                                                              ========     =======
  Diluted...................................................  $  (0.97)    $  0.46
                                                              ========     =======
Extraordinary loss per share:
  Basic.....................................................  $  (0.04)    $    --
                                                              ========     =======
  Diluted...................................................  $  (0.04)    $    --
                                                              ========     =======
Income (loss) per share applicable to common stockholders:
  Basic.....................................................  $  (1.01)    $  0.56
                                                              ========     =======
  Diluted...................................................  $  (1.01)    $  0.46
                                                              ========     =======
Weighted -- average shares of common stock:
  Basic.....................................................    14,346      6,969
                                                              ========     =======
  Diluted...................................................    14,346      8,444
                                                              ========     =======



The accompanying notes are an integral part of these statements.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           FOR THE
                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     -------------------
                                                                       2002       2001
                                                                     --------   --------
                                                                         (UNAUDITED)
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net Income (Loss).........................................        $ (14,398)  $  5,265
  Adjustments to reconcile results of operations to net cash effect of operating activities:
     Value of common stock and common stock purchase
     warrants issued for services ..........................              523        205
     Depreciation and amortization..........................            1,975      1,413
     Extraordinary Item -- non cash.........................              278         --
     Minority Interest - non cash...........................             (263)        --
  Net change in asset and liability accounts, net of
     businesses acquired
     Accounts receivable and other receivables..............          (13,983)   (11,987)
     Inventories and other current assets...................             (375)    (1,126)
     Accounts payable and other current liabilities.........           11,481      3,216
                                                                    ---------   --------
          Net cash used in operating activities...........            (14,762)    (3,014)
Cash flows from investing activities:
     Net cash paid for NSI acquisition......................           (9,927)        --
     Additional cash paid for prior acquisitions............             (321)        --
     Purchase of equipment..................................           (6,354)    (2,980)
     Investment in joint venture............................               17         --
     Net cash paid for JWE acquisition......................           (1,820)        --
     Deferred acquisition costs.............................               --     (1,172)
                                                                    ----------   --------
          Net cash used in investing activities.............          (18,405)    (4,152)
Cash flows from financing activities:
     Net proceeds from common stock offering................           10,967      2,438
     Net proceeds from exercise of options/warrants.........            2,484        --
     Redemption of preferred stock..........................               --     (2,100)
     Net funds drawn on Revolving Credit Agreement..........               --      6,422
     Net repayments of Coast credit agreement...............          (17,952)        --
     Preferred dividends paid...............................               --        251
     Net proceeds from revolving credit facility............           27,158         --
     Payment of bridge loan.................................             (500)      (199)
     Proceeds from bridge loan..............................            2,000         --
     Payment of NSI notes and other acquisition related
      payables..............................................           (3,067)        --
     Termination fee in connection with retirement of Coast
      credit facility.......................................             (200)        --
     Accrued closing costs..................................               --       (250)
     Deferred financing fees................................             (499)      (123)
     Purchase of treasury shares............................             (658)        --
     Proceeds from Lancer Notes.............................            1,650         --
                                                                    ---------   --------
          Net cash provided by financing
           activities.......................................           21,383      6,439
                                                                    ---------   --------
Net decrease in cash and cash equivalents...................          (11,784)      (727)
  Cash and cash equivalents at beginning of period..........           12,490      2,327
                                                                    ---------   --------
  Cash and cash equivalents at end of period................        $     706   $  1,600
                                                                    =========   ========
Supplemental disclosure of cash flow information:
  Interest paid during the period...........................        $   1,393    $ 1,316
                                                                    =========   ========
  Income taxes paid during the period.......................        $      --   $     --
                                                                    =========   ========
Supplemental disclosure of non-cash financing activities
  Non-cash proceeds from reduction of notes receivable......        $      --   $  1,800
                                                                    =========   ========
Acquisition of NSI:

Cash paid to former NSI owner ..............................        $   9,000
Total transaction costs paid ...............................              928
                                                                    ---------
Total cash paid ............................................            9,928

Non cash consideration:
Promissory notes issued ....................................            5,600
Value of common stock issued ...............................            3,200
Contingent consideration ..................................             1,000
Value of warrants issued ...................................              372
                                                                    ---------

Total non cash consideration ...............................           10,172

Total consideration for NSI ................................        $  20,100
                                                                    =========

Acquisition of JWE:

Cash paid to JWE owner .....................................        $   1,500
Total transaction costs paid ...............................              355
                                                                    ---------
Total cash paid ............................................            1,855

Non Cash Consideration:
Preferred stock issued .....................................            1,900
Value of common stock issued ...............................            5,000
Contingent consideration ...................................              550
Value of warrants issued ...................................            1,145
                                                                    ---------

Total non cash consideration ...............................            8,595

Total consideration for JWE ................................        $  10,450
                                                                    =========



The accompanying notes are an integral part of these statements.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE A -- NATURE OF BUSINESS

Cross Media is a technology-driven direct marketing company that specializes in executing targeted, interactive sales campaigns utilizing multiple direct marketing channels, including, inbound and outbound telesales, print ads, web marketing and e-mail. Cross Media sells a variety of products through these multiple channels, including multi-magazine subscription packages, discount buying club memberships, collectibles, lifestyle products and telecom services.

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

See Note D and J for a current discussion of the status of Cross Media's financing.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements: In the opinion of Cross Media, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary to present fairly the financial position of Cross Media as of September 30, 2002 and December 31, 2001, the results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. All material intercompany profits, transactions and balances have been eliminated. These financial statements are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in Cross Media's Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with Cross Media's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The consolidated statements of income for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results expected for the full year.

Principles of Consolidation: The condensed consolidated financial statements include the accounts of Cross Media and its wholly-owned subsidiaries and majority owned joint ventures.

Segment Reporting: Cross Media is in the direct marketing business, which it considers its sole business segment.

Magazine Revenue: Revenues derived from originating magazine subscriptions are recognized when Cross Media receives the first installment payment for subscriptions purchased. Magazine revenues are reflected net of cancellation and collection reserves as well as amounts due to publishers. Such cancellation and collection reserves are based upon Cross Media's historical cancellation and collection experience, as well as the sale of these receivables to outside third parties and third party collection agencies. Cross Media continually evaluates actual collection and cancellation experience as it relates to magazines sales and adjusts collection and cancellation reserves based on actual experience. Based upon this evaluation, for the three and nine months ended September 30, 2002, Cross Media decreased net revenues by $1.5 million and $0.6 million, respectively. For the three months ended September 30, 2002, one independent call center accounted for approximately 31% of Cross Media's magazine subscription revenues. This call center does not have any commitment to generate sales for Cross Media and could therefore, at any time, terminate its relationships with Cross Media without notice, which could have a material adverse effect on Cross Media's business.

Other Magazine Revenues: Cross Media receives fees from outside third parties for securing memberships in a discount-buying club. These fees are recognized when the related subscriptions or memberships are obtained. Revenues also include commissions earned from publishers in connection with originating paid subscriptions for certain publications

Revenue from Print Advertising: Revenue from print advertising relating to National Syndications Inc. ("NSI") operations are one time purchases made by customers. Revenue from print advertising is usually generated by inbound calling in response to advertising space in Sunday magazines and involves the one time sale of products such as coins and collectibles.

Continuity Revenue: Continuity revenue is generated from the sale of products to a customer over multiple months, generally involving the sale of videos or coins. Revenue is recognized upon each shipment of product, net of reserves.

Commission Expense: Commission expense is recognized when Cross Media receives the first installment payment for subscriptions purchased.

Advertising and promotion costs: Costs related to direct response, advertising and promotion is amortized over the three month period.

Cash and Cash Equivalents: Cross Media considers all highly liquid investments with maturities of three months or less to be cash equivalents. As of September 30, 2002, Cross Media had approximately $0.7 million in cash on hand to be used in its operations.

Property and Equipment: Property and equipment are recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

Derivatives: Cross Media enters into swap and cap agreements to minimize interest rate risk. The fair value of the contracts was not material at September 30, 2002.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of purchased items ready for resale.

Goodwill Amortization: Goodwill represents the excess of the purchase price over the fair market value of net assets acquired in business combinations. The carrying value of goodwill is analyzed by Cross Media, based upon the expected revenue and profitability levels of the acquired enterprise, to determine whether the value and future benefit may indicate a decline in value. If Cross Media determines that there has been a decline in value of the acquired enterprise, Cross Media will write down the value of the goodwill to the revised fair value. In September 2001, Cross Media adopted Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and beginning January 1, 2002 Cross Media adopted SFAS No. 142, "Goodwill and Other Intangible Assets." (See Note E for more information)

Joint Ventures: Joint ventures are accounted under the equity method of accounting and relate to joint ventures entered into by NSI.

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

Deferred Financing Costs: Deferred financing costs are costs incurred in connection with obtaining outside financing and are amortized on a straight-line basis which approximates the interest basis over the expected term of the related credit facility.

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

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                FOR THE THREE                FOR THE NINE
                                                                                 MONTHS ENDED                MONTHS ENDED
                                                                          ---------------------------  ----------------------------
                                                                          SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER  30,
                                                                              2002           2001         2002            2001
                                                                          ------------- -------------  ------------- --------------
                                                                                           (IN THOUSANDS, EXCEPT
                                                                                               PER SHARE DATA)
Numerator:
  Net income (loss) before extraordinary item and preferred
     dividends ........................................................     $(12,532)       $2,438       $ (13,920)       $5,265
  Extraordinary loss ..................................................           --            --             478            --
                                                                            --------        ------       ---------        ------
  Net income ..........................................................      (12,532)        2,438         (14,398)        5,265
  Preferred stock dividends ...........................................           39           129              51         1,387
                                                                            --------        ------       ---------        ------
  Net income (loss) applicable to common stockholders .................     $(12,571)       $2,309       $ (14,449)       $3,878
                                                                            ========        ======       =========        ======
Denominator:
  Basic -- weighted average shares ....................................       15,049         7,225          14,346         6,969
     Preferred stock ..................................................           --           734              --           956
     Stock options ....................................................           --           229              --           175
     Warrants .........................................................           --           817              --           344
                                                                            --------        ------       ---------        ------
  Diluted weighted average shares .....................................       15,049         9,005          14,346         8,444
                                                                            ========        ======       =========        ======
Income (loss) per share before extraordinary item:
  -- basic ............................................................     $  (0.84)       $ 0.32       $   (0.97)       $ 0.56
                                                                            ========        ======       =========        ======
  -- diluted ..........................................................     $  (0.84)       $ 0.26       $   (0.97)       $ 0.46
                                                                            ========        ======       =========        ======
Extraordinary loss per share:
  -- basic ............................................................      $    --            --       $   (0.04)           --
                                                                            ========        ======       =========        ======
  -- diluted ..........................................................      $    --            --       $   (0.04)           --
                                                                            ========        ======       =========        ======
Income (loss) per share applicable to common stockholders:
  -- basic ............................................................     $  (0.84)       $ 0.32       $   (1.01)       $ 0.56
                                                                            ========        ======       =========        ======
  -- diluted ..........................................................     $  (0.84)       $ 0.26       $   (1.01)       $ 0.46
                                                                            ========        ======       =========        ======

Stock options and warrants which were not included in the calculation, were the equivalent of 4.7 and 4.3 million shares for the three and nine months ended September 30, 2002 and 3.4 million shares for the three and nine months ended September 30, 2001 because they were antidilutive. In addition, the effect of the convertible preferred stock was also antidilutive in 2001.


Reclassification: Certain amounts in the September 30, 2001 financial statements have been reclassified to conform to the September 30, 2002 classifications.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to estimates of pay to maturity of accounts receivable used in recording net revenue, collectibility of accounts receivable, the realizability of goodwill and other intangible assets, amounts due to publishers and due from partners, accruals, income taxes and other factors. Management has exercised reasonable judgment in deriving these estimates; however, actual results could differ from these estimates. Consequently, change in conditions could affect Cross Media's estimates.

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

Concentration of Credit Risk: Cross Media's financial instruments that are exposed to concentrations of credit risk consists primarily of cash and cash equivalents and trade accounts receivable. Cross Media places its cash and cash equivalents with high quality credit institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Cross Media has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments which potentially subject Cross Media to concentrations of credit risk consist principally of trade accounts receivable as Cross Media does not require collateral or other securities to support customer receivables. Cross Media sells primarily to individuals throughout the United States. However, credit risk concentration is mitigated, due to the significant number of customers with relatively small balances and the geographical dispersion of Cross Media's customer base.

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

                                   LIFEMINDERS

On October 24, 2001, Cross Media acquired the stock of LifeMinders, Inc., ("LFMN") an online direct marketer, through the merger of LifeMinders with and into Cross Media. The total purchase price of the merger was approximately $62 million. Cross Media received in aggregate approximately $18 million in cash after payments to existing LifeMinders shareholders of $24 million, $3.5 million for the redemption and inducement to convert Series A preferred stock and $4 million in transaction costs. In addition, Cross Media issued an aggregate of approximately 4.54 million shares of common stock to the former LifeMinders shareholders. Cross Media recorded goodwill of $12.4 million as a result of total consideration over the net assets acquired on the date of the merger. During the first quarter of 2002, Cross Media revalued the intangibles acquired from the acquisition of LFMN and reduced the value recorded at December 31, 2001 from $6.0 million to $3.3 million based on an outside third party evaluation. During the quarter ended September 30, 2002, Cross Media discovered it had previously relied on inaccurate information used for the original valuation and based on this revised information further reduced the value from $3.3 million to $0 based on a discounted cash flow method. This resulted in a decrease in amortization of the intangibles previously recorded of approximately $0.6 million during the nine months ended September 30, 2002.

                                       NSI

On January 11, 2002, Cross Media acquired all of the capital stock of NSI. NSI develops and markets a wide variety of products through direct response advertising in Sunday publications. Cross Media recorded the cost of the NSI acquisition of approximately $20.1 million, as follows: (i) $9 million in cash,
(ii) $3.1 million in negotiable promissory notes, (iii) $2.5 million in non-negotiable promissory notes, (iv) $3.2 million through the issuance of 279,859 shares of common stock, (v) a $1.3 million liability for the estimated current portion of the contingent consideration (described below) and (vi) approximately $1 million in transaction costs, including warrants valued at $372,000. Cross Media may pay up to approximately $3.1 million in contingent consideration based on three times the Joint Ventures' 2001 EBITDA of certain joint ventures of which NSI is a party (the "Joint Ventures") and the aggregate Joint Ventures' income from January 1, 2001 through December 31, 2004. The contingent consideration, if paid, will be accounted for as additional purchase price. The remaining balance of the $2.1 million contingent consideration has not been recorded on the balance sheet as of September 30, 2002, as the outcome of the contingency is not determinable beyond a reasonable doubt. Goodwill recorded as a result of the transaction was $19.6 million as of September 30, 2002. The operating results from NSI have been included in the consolidated results of operations since the date of the acquisition.

The promissory notes bear interest at the rate of 7% per annum, are payable in 36 consecutive monthly installments on the last business day of each month, payments commenced on January 31, 2002, and were initially secured by the assets of NSI. Upon the closing of the NSI transaction, Cross Media obtained a letter of credit in the amount of $1 million from Fleet National Bank under the NSI existing credit agreement. On March 19, 2002, Cross Media obtained a letter of credit in the amount of $5.6 million, representing the full amount of the notes, under its credit facility (See Note D) and the lien on the NSI assets was released. As of September 30, 2002, $4.3 million was outstanding as a result of payments made under the note agreement.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                 (IN THOUSANDS)


                                                                --------------
 Accounts receivable.........................................      $ 3,395
 Inventory...................................................        3,701
 Other current assets........................................        1,928
 Deferred costs..............................................           --
 Fixed assets................................................        1,102
 Other assets................................................        1,551
                                                                   -------
           Total assets acquired.............................      $11,677
 Current liabilities.........................................       11,130
                                                                   -------
           Net assets acquired...............................      $   547
                                                                   =======

                                 JWE Acquisition

On May 27, 2002, Cross Media completed the acquisition of substantially all of the assets of JWE Enterprises, Inc., a magazine subscription business, and the other 50% interest a joint venture from JWE Holdings, Inc. (collectively JWE). The non-contingent purchase price for the acquisition was approximately $9.1 million, consisting of (i) approximately $1.7 million in cash, of which $1.5 million was borrowed from, and is evidenced by a note payable to, Lancer Offshore Inc. (See Note D) (ii) 416,980 shares of common stock, with a fair value of $5.0 million, (iii) 2,000 shares of Series B convertible redeemable preferred stock (the "Preferred Stock") having a redemption value and fair value on the date of issuance on the date of issuance of $1.9 million and (iv) $0.6 million of additional consideration, payable in cash in the fourth quarter. As additional consideration Cross Media issued warrants valued at approximately $1.1 million. In addition, Cross Media may be required to make additional cash payments of up to $8.9 million during the period of January 1, 2003 through June 30, 2005 if certain performance criteria for the acquired businesses are met.

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

The following pro forma information illustrates the estimated effects of the acquisitions of LifeMinders, NSI and JWE as if such transactions were consummated on January 1, 2001:


                                                                                    FOR THE THREE              FOR THE NINE
                                                                                    MONTHS ENDED               MONTHS ENDED
                                                                              ------------------------    ------------------------
                                                                           September 30,  September 30,  September 30, September 30,
                                                                                 2002          2001          2002          2001
                                                                           -------------  -------------  ------------- -----------
                                                                                              (IN THOUSANDS EXCEPT
                                                                                                PER SHARE AMOUNTS)
Revenues, net ..............................................   As Reported   $   36,403    $   25,910    $    117,496  $   69,189
                                                               Pro forma         36,403        40,397         122,457     125,952

Net income (loss) before extraordinary item ................   As Reported   $  (12,532)   $    2,438    $   (13,920)  $    5,265
                                                               Pro forma        (12,532)          865        (13,051)     (44,228)

Extraordinary loss .........................................   As Reported   $       --    $       --    $      (478)  $      --
                                                               Pro forma             --            --           (478)         --

Income (loss) applicable to common stockholders ............   As Reported   $   (12,571)  $    2,309    $   (14,449)  $    3,878
                                                               Pro forma         (12,571)         736        (13,580)     (45,615)
Income (loss) per share before extraordinary item:
     -- basic ..............................................   As Reported   $     (0.84)  $     0.32    $    (0.97)   $    0.56
                                                               Pro forma           (0.84)        0.06         (0.91)       (3.50)

     -- diluted ............................................   As Reported   $     (0.84)  $     0.26    $    (0.97)   $    0.46
                                                               Pro forma           (0.84)        0.05         (0.91)       (3.14)
Extraordinary loss:
     -- basic ..............................................   As Reported   $       --    $       --    $    (0.04)   $       --
                                                               Pro forma             --            --         (0.04)           --
     -- diluted ............................................   As Reported   $       --    $       --    $    (0.04)   $       --
                                                               Pro forma             --            --         (0.04)           --
Income (loss) per share applicable to common stockholders:
     -- basic ..............................................   As Reported   $    (0.84)   $     0.32    $    (1.01)   $     0.56
                                                               Pro forma          (0.84)         0.06         (0.95)       (3.61)
     -- diluted ............................................   As Reported   $    (0.84)   $     0.26    $    (1.01)   $     0.46
                                                               Pro forma          (0.84)         0.05         (0.95)       (3.23)



NOTE D -- REVOLVING CREDIT FACILITIES AND NOTES PAYABLE

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

Upon entering into the new credit agreement with Fleet, Cross Media terminated its credit agreement with Coast Business Credit ("Coast"). Cross Media repaid the remaining borrowings under the Coast Facility of approximately $18.0 million as well as an early termination fee of $0.2 million. As a result of the early termination of the Coast facility, Cross Media recorded an extraordinary charge of approximately $0.5 million.

On August 13, 2002, the Fleet Credit Facility was amended to (i) increase the interest rate by 0.5%, (ii) adjust certain financial covenants, (iii) require Cross Media to obtain up to $3.0 million of subordinated debt financing in form satisfactory to the lenders on or prior to September 2, 2002, the failure of which shall be a default, (iv) reduce the facility from $35 million to $30.7 million, provided that the remaining approximately $1.5 million of borrowing availability will only become available if Cross Media obtains the $3.0 million of subordinated debt financing described above, (v) provide that a default will occur if the settlement of the FTC complaint (See Note F) is settled on terms that would require Cross Media to make a payment of damages, penalties, fines or similar payments in excess of $1 million, (vi) provide that a default will occur if neither of the following occurs by November 1, 2002: (a) the obligations under the credit facility are repaid and the lenders obligations to lend to be terminated or (b) Cross Media enters into a binding commitment with one or more financial institutions reasonably acceptable to Fleet which enables the credit facility to be paid in full and the lenders obligations to lend to be terminated by November 30, 2002; provided, however, that Cross Media may extend these dates by one month by making a $50,000 cash payment; and (vii) waive certain other non-financial defaults.

On August 16, 2002, Cross Media's credit facility was amended. The amendment reduced the amount of subordinated debt financing which Cross Media is required to receive by September 2, 2002 from $3.0 million to $1.5 million. Cross Media obtained this financing from Lancer on August 19, 2002, as described below. Cross Media borrowed $750,000 under the facility without obtaining the lenders prior consent. There is also another $750,000 of availability under the credit facility, which Cross Media may borrow only with the lenders consent.

As of September 30, 2002, Cross Media had $25.0 million outstanding under the Fleet credit facility. Cross Media will not be able to repay the credit facility from cash from operations and must obtain replacement financing. During the quarter ended September 30, 2002 Cross Media wrote off all deferred financing fees related to the credit facility, which amounted to approximately $0.5 million

As of November 14, 2002, Cross Media is not in compliance with certain financial covenants required by the Fleet Credit Facility, did not make the required November 1, 2002 cash payment of $50,000 and is in default of its loan. Cross Media has not obtained a waiver, but is currently in discussion with Fleet to obtain a waiver. Cross Media has not received a notice of default from Fleet as of November 14, 2002. There can be no assurance that a waiver will be obtained or that Fleet will not declare a default and demand payment and foreclose on its collateral. Cross Media must repay the facility or obtain such a binding commitment, which will enable payment by December 31, 2002. Cross Media has received an initial financing proposal from an asset-based lender for a $50 million credit facility. There can be no assurance that Fleet will deem this proposal to be satisfactory or that the proposed financing will be completed in the required time frame or at all.

                                  LANCER NOTES

To fund the JWE acquisition in May 2002, Cross Media borrowed $1.5 million from Lancer Offshore, Inc. ("Lancer"). This note was amended in August 2002 (the "May Lancer Note"). The amended May Lancer Note is due February 16, 2003, and bears interest at the rate of 6% per annum until November 27, 2002 and 10% thereafter. Interest, which accrues from the date of issuance of the original note, is payable at maturity. If Cross Media does not repay the May Lancer Note at maturity, Lancer may convert the May Lancer Note into shares of common stock of Cross Media at the rate of $1.91 of principal of, and/or accrued unpaid interest on, the note or (ii) receive a warrant to purchase up to a number of shares of common stock of Cross Media equal to 500,000 multiplied by a fraction, the numerator of which is the then outstanding principal amount of the May Lancer Note and the denominator of which is $1.5 million (the "May Lancer Note Warrants"). The May Lancer Note Warrants will be exercisable for a period of ten years from the date of issuance at an exercise price of $1.91 per share. In connection with the amendment of the original note and issuance of the May Lancer Note, Cross Media issued to Lancer an additional ten-year warrant to purchase 200,000 shares of its common stock at an exercise price of $1.91 per share. This resulted in a deferred finance charge of approximately $250,000 using the black-scholes fair market value approach, which resulted in a non-cash interest charge of approximately $62,000, which Cross Media recorded as interest expense during the three months ended September 30, 2002.

On August 16, 2002 Cross Media borrowed an additional $1.65 million from Lancer for operational cash needs. Cross Media must pay the entire unpaid balance and accrued interest on or after the earlier of (i) August 16, 2003 or (ii) the receipt by Cross Media of debt and/or equity financing resulting in at least $5 million of gross proceeds to Cross Media. The note bears interest at an annual rate of 10%, payable quarterly, in arrears. If Cross Media does not repay this note on the Maturity Date, the lenders may convert the note into shares of common stock at the ratio of $1.91 of principal and for accrued interest on the note. In the event that this note is not repaid on or prior to February 16, 2003, Cross Media must issue to Lancer a warrant to purchase a number of shares of common stock equal to 500,000 multiplied by the a fraction, the numerator being the then outstanding of the note and the denominator being $1.65 million. Cross Media issued 200,000 warrants to purchase shares of common stock to Lancer in conjunction with the note. This resulted in a deferred financing charge of approximately $250,000 using the black-scholes fair market value approach which resulted in a non-cash interest charge of approximately $62,000, which Cross Media recorded as interest expense during the three months ended September 30, 2002. The warrants must be exercised on or prior to August 16, 2012 and are exercisable at price of $1.91 per share of common stock. Cross Media paid Lancer a fee of $150,000 for providing this financing which is being amortized as interest expense over the life of note.


NOTE E -- EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141 "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. Cross Media anticipates completing the SFAS No. 142 valuation by the end of fiscal 2002. At this time, Cross Media is not able to determine if an impairment has incurred.

Cross Media adopted SFAS No. 142 on January 1, 2002. In connection with adopting this standard, Cross Media considered the measurement of transitional impairment. Initial adoption had no effect on Cross Media's financial statements. As a result of the adoption of SFAS No. 142, Cross Media did not recognize goodwill amortization for the three months and nine months ended September 30, 2002. If SFAS No. 142 was in effect during the three and nine months ended 2001, Cross Media would not have recognized $0.2 million and $0.7 million, respectively, in goodwill amortization. Therefore, for the three and nine months ended September 30, 2001, net income applicable to common stockholders would have increased to approximately $2.5 million and $4.6 million, respectively, and basic earnings per share applicable to common stockholder would have increased to $0.35 and $0.66, respectively.

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

NOTE F -- COMMITMENTS AND CONTINGENCIES

In March 2002, a complaint, J.M. Thies, et al. v. LifeMinders, Inc. et al (No. 02-2119-KHV), was filed in the United States District Court for the District of Kansas by J.M. Thies, John Minnick and William Sharp against LifeMinders, Inc. (which Cross Media acquired by merger on October 24, 2001), and several former officers and directors of LifeMinders, requesting monetary damages in an amount not less than $4.2 million and punitive damages in an amount not less than $5 million against the defendants. In accordance with the terms of Cross Media's merger agreement with LifeMinders, Cross Media is obligated to indemnify the other defendants.

The plaintiffs, former stockholders of eCoupons.com, Inc., a company that merged with and into LifeMinders in December 2000, allege that the defendants made misrepresentations to the plaintiffs to induce them to merge eCoupons with and into LifeMinders. Cross Media was aware of the dispute prior to closing the Lifeminders acquisition.

On November 6, 2002, the District Court for the District of Kansas (i) dismissed all of the individual defendants from the action, (ii) ordered that plaintiffs' claims against LifeMinders (now Cross Media) must proceed in arbitration, and
(iii) stayed all claims against LifeMinders pending the outcome of arbitration. If the plaintiffs pursue this matter further, Cross Media intends to vigorously defend these claims.

On April 9, 2002, the United States Justice Department ("DOJ"), on behalf of the Federal Trade Commission ("FTC"), filed a complaint United States v. Prochnow et al. No. 1:02-CV-917 (JOF) in the United States District Court for the Northern District of Georgia against Cross Media, Media Outsourcing, Inc., a wholly owned subsidiary, ("MOS"), Ronald Altbach, Dennis Gougion, an officer of MOS, and Richard Prochnow, a consultant to MOS. The complaint alleged violations of the Federal Telemarketing Sales Rule and the Federal Trade Commission Act and non-compliance with a previous FTC order entered into by Mr. Prochnow, individually and doing business as Direct Sales International, Inc., and Mr. Gougion, individually. MOS acquired certain assets of Direct Sales International in January 2000. The complaint seeks monetary civil penalties, redress, injunctive, and other relief against any such future violations.

Simultaneous with the filing of the complaint, plaintiffs filed a motion for a temporary restraining order against the defendants seeking, among other things, compliance with the Telemarketing Sale Rule, the FTC Act, and the previous FTC order. At the April 10 hearing for the temporary restraining motion, the parties agreed to postpone the hearing for a later date to facilitate settlement discussions. On October 21, 2002 the court issued an order denying the FTC's motion for a temporary restraining order, with leave to renew the motion. Because this matter is in its early stages, Cross Media is unable to predict the outcome and the potential effect, if any, it may have on Cross Media's operating results, financial condition or stock price.

Four securities class action complaints seeking monetary damages have been filed in the United States District Court for the Southern District of New York against Cross Media and Mr. Altbach, on behalf of a putative class of persons who purchased shares of Cross Media common stock from November 5, 2001 through July 11, 2002 (the "Class Period").

The complaints generally allege that Cross Media violated Section 10(b) and Mr. Altbach violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of materially false and misleading statements to the market during the Class Period, including press releases that allegedly overstated Cross Media's business prospects and allegedly mischaracterized the status of the FTC proceedings brought against Cross Media and others. These actions were consolidated under the caption In re Cross Media Marketing Securities Litigation 02 CV 5462 (RPP), on October 16, 2002 in the District Court for the Southern District of New York, which ordered the plaintiffs were ordered to serve a consolidated amended class action complaint within 60 days thereof and providing for a briefing schedule with respect to any motion to dismiss the consolidated amended complaint. Cross Media and Mr. Altbach dispute these claims and intend to vigorously defend this matter. Because this lawsuit is still in the early stages, Cross Media is unable to predict the outcome or the effect it may have on Cross Media's operating results, financial condition or stock price.

In September 2002, a shareholder derivative lawsuit, Pardo v. Altbach, et al. 02 CV 6740 (JSM), was filed against Cross Media and certain of its current and former directors alleging substantially the same claims made in the class action complaints. The defendants dispute these claims and intend to vigorously defend this matter. In October, the District Court for the Southern District of New York entered an order extending the defendants' time to respond to the complaint to 30 days following final entry of an order on defendants' motion to dismiss the consolidated class action shareholders suit. Because this lawsuit is in its early stages, Cross Media is unable to predict the outcome or the effect it may have on Cross Media's operating results, financial condition or stock price.

NOTE G -- STOCKHOLDERS' EQUITY

At September 30, 2002, Cross Media was authorized to issue 40,000,000 shares of common stock, $.001 par value. As of September 30, 2002 there were approximately 15,049,000 shares of common stock outstanding. All prior year share amounts have been properly restated to reflect the 1:5 reverse stock split effected on October 24, 2001.

If the holders of all outstanding options and common stock purchase warrants were exercised as of September 30, 2002, Cross Media would have been required to issue approximately 4.7 million additional shares of common stock.

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

In August 2002, Cross Media issued 400,000 warrants to purchase common stock, which caused an increase of approximately $0.5 million in additional paid in capital.

NOTE H--RESTRUCTURING COSTS

During the quarter ended September 30, 2002, Cross Media announced changes to its business plan and other actions to reduce operating expenses through a reduction in workforce and non-personnel operating expenses. As a result of this restructuring, Cross Media recorded $4.2 million in restructuring costs during the third quarter ended September 30, 2002. The restructuring costs consist of $2.7 million relating to Cross Media's estimate of employee severance and related costs for employees terminated and $1.5 million relating to estimates of office space lease commitments where Cross Media intends to close offices, net of any sublease rentals, and other exit costs. Restructuring costs were accrued in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity". As of September 30, 2002, the balance sheet reflects a restructuring liability of $3.6 million net of termination payments made during the three months ended September 30, 2002. The following table illustrates the components of the restructuring charge:

                                 (in thousands)

         Employee severance and related costs                   $2,700
         Lease cancellation, net of sublease income              1,500
                                                                ------
         Total Restructuring Charge                              4,200

         Less: Paid severance                                     (590)
                                                                ------
         Restructuring liability as of September 30, 2002       $3,610
                                                                ======


NOTE I -RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2002, Cross Media purchased leads from Jason Ellsworth, former owner of JWE and current employee of Cross Media, for approximately $0.6 million.

Cross Media has two notes payable outstanding as of September 30, 2002 aggregating $3.2 million that are payable to Lancer, a principal stockholder of the Cross Media. (See Note D for more details regarding the terms of the notes)

NOTE J - SUBSEQUENT EVENTS

Cross Media has received an initial financing proposal from an asset-based lender for a $50 million credit facility. There can be no assurance that Fleet will deem this proposal to be satisfactory or the proposed financing will be completed in the required time frame or at all. In the event that Cross Media does not complete the proposed financing, there could be a material adverse effect on Cross Media's liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could affect Cross Media's ability to achieve the anticipated financial results. Additionally, some statements contained herein and in the information posted on Cross Media's website that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Cross Media intends that forward-looking statements contained herein and on its website be subject to the safe harbor created thereby. Such forward-looking statements are based on current expectations of management but involve certain risks and uncertainties. Cross Media's actual results, performance or achievements could differ materially from the results, performance or achievements projected in, or implied by, such forward-looking statements as a result of risk factors, including, without limitation, the following: the outcome of the class action stockholder derivative and other lawsuits and the FTC complaint; Cross Media's ability to replace or extend the Fleet credit facility, integrate the recently acquired JWE operations, generate sufficient quality and quantity leads for magazine sales and obtain adequate magazine advertising space for NSI; the continued engagement of its largest independent call center; the adequacy of accounts receivable reserves; changes in economic conditions or a material decline in the availability of consumer credit; the performance of independent call centers; Cross Media's limited relevant operating history; competitive factors; volatility in the market price of Cross Media's common stock and the securities markets generally; risks relating to government regulation of telemarketing and Internet marketing activities and potential dilution. These factors are described in detail in this Form 10-Q.

INTRODUCTION

The following discussion and analysis should be read together with the Condensed Consolidated Financial Statements of Cross Media Marketing Corporation and the related notes thereto included elsewhere in this Form 10-Q. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Cross Media for the three months and nine months ended September 30, 2002 and 2001.


CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Cross Media's significant accounting policies are described in Note B in the Notes to the Condensed Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

REVENUE RECOGNITION

Revenues derived from originating magazine subscriptions for publishers are recognized by Cross Media when Cross Media receives the first installment payment for subscriptions purchased. Magazine subscription revenues are recorded net of cancellations, collection reserves, and payments made to publishers for fulfillment costs. Cross Media performs an ongoing review of its cancellation and collection reserve using a static pool analysis of its portfolio of consumer receivables. This evaluation is inherently judgmental and requires material estimates based on historical experience of collectibility and economic trends. Material differences may result in the amount and timing of Cross Media's revenue for any period if Cross Media's management made different judgments or utilized different estimates. For example, a one percent change in the estimated cancellation and collection rate at September 30, 2002 would result in a change in the cancellation and collection reserve, and a change in net revenue of $0.5 million.

RESTRUCTURING

During the quarter ended September 30, 2002, Cross Media announced changes to its business plan and other actions to reduce operating expenses through a reduction in workforce and non-personnel operating expenses. As a result of this restructuring, Cross Media recorded $4.2 million in restructuring costs during the third quarter ended September 30, 2002. The restructuring costs consist of $2.7 million relating to Cross Media's estimate of employee severance and related costs for employees terminated and $1.5 million relating to estimates of office space lease commitments where Cross Media intends to close offices, net of any sublease rentals, and other exit costs. Restructuring costs were accrued in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity".


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

INCOME TAXES

Management must make estimates in recording Cross Media's provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. Cross Media has recorded a valuation allowance against the deferred tax asset based upon management's assessment of the realizability of the asset through future taxable income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Revenues, net: During the three months ended September 30, 2002, net revenues were $36.4 million, a 40% increase from net revenues of $25.9 million for the three months ended September 30, 2001. The increase in revenues relates to $14 million generated from the sale of coins, collectibles and other products sold through our print and telesales channels, which we acquired through our acquisition of NSI during the first quarter of 2002, a decrease in our magazine revenues and other related revenus of approximately $5.0 million, and an increase in our online revenues of $1.5 million.

The decrease in magazine revenues is attributable to lower sales of approximately $1.1 million relating to fewer magazine subscriptions and a change in Cross Media's cancellation and collection reserve of approximately $1.5 million, which decreased net magazine revenues, as well as a decrease in revenues associated with the sale of memberships to discount third party buying clubs, publisher fees and other revenues of $2.4 million. The $1.5 million increase in online revenues is attributable to online programs implemented in 2002, which were not operational during the three months ended September 30, 2001.

Commission Expense: Commission expense decreased $0.5 million or 5% to $10.1 million in the three months ended September 30, 2002 from $10.6 million in the same period of 2001 as a result of a decrease in magazine contracts from our independent call centers. Commission expense increased as a percentage of net magazine revenues from 50% for the three months ended September 30, 2001 compared to 54% for the three months ended September 30, 2002 as a result of an adjustment of approximately $1.5 million to Cross Media's cancellation and collection reserve, which decreased net magazine revenue and a write off of $0.4 million related to commission advances from prior periods. Commission expense as a percentage of net magazine revenues would have been 50% before the adjustment.

Other Direct Costs: Other direct costs increased $16.8 million from $7.2 million for the three months ended September 30, 2001 to $24.0 million for the three months ended September 30, 2002. This increase is a result of $12.2 million in direct costs relating to sale and promotional advertising costs incurred in connection with the sale of coins, collectibles and other products relating to our print and outbound telesales channels, which were acquired through our acquisition of NSI during the first quarter of 2002, as well as a $4.6 million or 66% increase in other direct costs relating to the magazine business and online business. Direct costs associated with the magazine business increased $2.6 million as a result of increased employee compensation and benefits and other direct costs in Cross Media's magazine operations, primarily as a result of the JWE acquisition, and approximately $2.0 million relating to costs incurred in the online business, which was not operational during the three months ended September 30, 2001.

General and Administrative Expenses: General and administrative expenses increased $4.9 million to $9.5 million for the three months ended September 30, 2002 from $4.6 million in the three months ended September 30, 2001. The increase is attributable to a $2.0 million increase of general and administrative costs relating to operations acquired during 2002, $1.8 million in additional professional fees and an additional $1.1 million relating to the increased corporate overhead and expansion of MOS' operations in anticipation of increased revenue from growth of operations.

Restructuring Charge: During the three months ended September 30, 2002, Cross Media implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream. The total restructuring charge of $4.2 million related to the elimination of approximately 30 employee positions across multiple business units and the cancellation of future lease obligations, net of sublease income for the closing of three offices.

Other Income (Expense), net: For the three months ended September 30, 2002 interest expense relating to the outstanding credit facilities increased $0.7 million to $1.2 million from $0.5 million for the three months ended September 30, 2001 as a result of higher debt outstanding from the previous year. Equity in income from affiliates increased by approximately $0.2 million as a result of NSI's 49% ownership of several joint ventures.

Provision for Income Taxes: During the three months ended September 30, 2002, Cross Media did not record a provision for income tax due to the net loss for the quarter, compared to a $0.6 million provision for the three months ended September 30, 2001.

Preferred Dividends: For the three months ended September 30, 2002, Cross Media recorded $39,000 in preferred dividends as a result of the issuance of the Series B preferred stock in conjunction with the acquisition of JWE, compared to $0.1 million of preferred dividends recorded in the third quarter of 2001 in connection with the Series A Preferred Stock, which is no longer outstanding.

Net Income (Loss) Applicable to Common Stockholders: For the three months ended September 30, 2002, Cross Media had a net loss applicable to common stockholders of approximately $12.6 million, which resulted in diluted loss per share applicable to common stockholders of $0.84 compared to a diluted net income applicable to common stockholders of $0.26 per share for the three months ended September 30, 2001.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Revenues, net: During the nine months ended September 30, 2002, net revenues were $117.5 million, a $48.3 million or 70% increase from net revenues of $69.2 million for the nine months ended September 30, 2001. The increase in revenues relates to $37.9 million in revenues from the sale of coins, collectibles and other products sold through our print and telesales channels, which we acquired through our acquisition of NSI during the first quarter of 2002, as well as an increase of $10.4 million relating to Cross Media's magazine business and online business.

For the nine months ended September 30, 2002, Cross Media's magazine business increased $7.9 million relating to a $12.2 million increase in the sale of magazine subscriptions, offset by a decrease of $4.3 million relating to the sale of memberships to discount third party buying clubs, publisher fees and other revenues relating to Cross Media's magazine business. Revenues also increased $2.7 million for the nine months ended September 30, 2002 as a result of new online programs implemented in 2002, which were not operational during the nine months ended September 30, 2001.

Commission Expense: Commission expense increased 1% to $31.7 million in the nine months ended September 30, 2002 from $31.5 million in the same period of 2001 as a result of an increase in magazine contracts from our independent call centers. Commission expense decreased as a percentage of net magazine revenues from 57% for the nine months ended September 30, 2001 to 47% for the nine months ended September 30, 2002 as a result of the use of Cross Media's owned and operated call centers which includes the acquisition of JWE during 2002, which are generating a greater portion of the sale of magazine contracts compared to the same period in the prior year.

Other Direct Costs: Other direct costs increased $49.1 million from $18.5 million for the nine months ended September 30, 2001 to $67.6 million for the nine months ended September 30, 2002. This is a result of $32.3 million in direct costs relating to sale and promotional advertising costs incurred in connection with the sale of coins, collectibles and other products relating to our print and outbound telesales channels, which were acquired through our acquisition of NSI during the first quarter of 2002 as well as a $16.8 million or 91% increase in other direct costs relating to the magazine and online business. The increase in other direct costs relating to the magazine business was due to an increase of $3.8 million in employee compensation and benefits due to an increase in operational personnel, an $8 million increase in direct costs relating to our owned operations, primarily related to the JWE acquisition, of approximately $4.5 million of costs to operate our online business which was not operational during the third quarter 2001 and $0.5 million of additional costs incurred in our data sales and other magazine businesses.

General and Administrative Expenses: General and administrative expenses increased $15.3 million to $26.4 million for the nine months ended September 30, 2002 compared to $11.1 million for the nine months ended September 30, 2001. The increase is attributable to an additional $5.9 million in general and administrative costs relating to operations acquired during 2002, $2.5 million of additional professional fees, a $2.7 million increase in employee compensation and benefits, $4.2 million increase in other general and administrative costs consisting of additional general liability insurance of $0.5 million, an increase in rent and other facility related costs of $1.3 million due to expansion of offices, and a $2.4 million increase in additional depreciation and amortization, training and development, recruiting and travel and entertainment.

Restructuring Charge: During the nine months ended September 30, 2002, Cross Media implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream. The total restructuring charge of $4.2 million related to the elimination of approximately 30 employee positions across multiple business units and the cancellation of future lease obligations, net of sublease income for the closing of three offices.

Other Income (Expense): For the nine months ended September 30, 2002, other income (expense) which consists of interest expense, minority interest and income from affiliates increased $0.5 million during the nine months ended September 30, 2002. Interest expense for the nine months ended September 30, 2002 increased $0.8 million to $2.2 million from $1.5 million for the nine months ended September 30, 2001 due to an increase in debt outstanding for the credit facilities and other notes. In addition, Income from affiliates and minority interest, net increased by approximately $0.3 million as a result of NSI's 49% ownership of several joint ventures and minority interest recorded on Cross Media's 50% joint ownership in another venture, which Cross Media subsequently purchased the remaining minority interest in May 2002.

Provision for Income Taxes: Cross Media recorded a tax benefit of $0.5 million relating to operating losses for the nine months ended September 30, 2002, compared to a tax provision of $1.3 million for income taxes for the nine months ended September 30, 2001.

Preferred Dividends: For the nine months ended September 30, 2002, Cross Media recorded preferred dividends of $50,666 as a result of the issuance of Series B Preferred Stock in conjunction with the acquisition of JWE, compared to $1.4 million of preferred dividends recorded in the same period of 2001. The $1.4 million of dividends recorded in the same period of 2001 included $0.9 million of non-cash deemed dividends and approximately $0.5 million of contractual dividends. On February 15, 2001, Cross Media redeemed 22,992 shares of preferred stock. An additional 39,463 shares of preferred stock were converted into 789,250 shares of common stock. In consideration of the agreement of the holders to convert the preferred stock, Cross Media issued to the holders a total of 133,280 additional shares of common stock, pro rata in accordance with the number of shares each holder converted. The non-cash deemed dividend of $0.9 million represents the fair value of the additional shares issued.

Net Income (Loss) Applicable to Common Stockholders: For the nine months ended September 30, 2002, Cross Media had net loss applicable to common stockholders of approximately $14.5 million, which resulted in a diluted loss per share applicable to common stockholders of $1.01 compared to a net income applicable to common stockholders of $0.46 per share for the nine months ended September 30, 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002 and November 14, 2002 Cross Media had cash on hand of $0.7 million and $0.5 million, respectively. Cross Media generates cash flow from the sale of magazines and collection of consumer receivables, commissions earned from publishers in connection with originating paid subscriptions for certain publications, and commissions earned on the sale of third-party discount buying club memberships. Cross Media also generates cash flow through the sale of coins, collectibles and other products relating to the print and outbound sales channels.

During the nine months ended September 30, 2002 Cross Media used $14.7 million in operating activities, used $18.4 million in investing activities, relating to the net cash paid in connection with the NSI and JWE acquisitions plus purchases of equipment, and generated $21.4 million from financing activities from the private placement of Cross Media common stock and a new Fleet credit facility, described below. The $14.7 million used in operating activities is principally comprised of $14.4 million net loss from operations and an increase in our magazine and other receivables of $13.9 million relating to an increase in revenues, partially offset by an increase in our payables of $11.5 million and non-cash charges of approximately $2.5 million. The $18.4 million used in investing activities is principally comprised of $9.9 million and $1.8 million in cash paid to acquire both NSI and JWE during 2002 and approximately $6.4 million in cash used to purchase equipment. The $21.4 million generated through financing activities is principally comprised of $27.2 million of net proceeds relating to the Fleet Credit Facility, $11.0 million in net proceeds from a common stock offering, $2.5 million of net proceeds from the exercise of stock options and warrants, $3.7 million relating to bridge loan and notes received during 2002, offset by $17.9 million repayment of the Coast Facility and $4.9 million of payments of notes and other acquisition related payables, financing costs relating to the NSI and JWE acquisitions and other financing related activities.

We are required to repay all outstanding borrowings under the Fleet credit facility before the end of 2002. We will not be able to repay this amount from cash from operations and must obtain replacement financing. Failure to replacement financing will result in a default under the credit facility.

In November 2002, Cross Media received an initial financing proposal from an asset-based lender which would, if consummated, would provide a $50 million credit facility to replace Cross Media's Fleet Credit Facility. The proposal is contingent upon the lender's due diligence, other conditions and final documentation. We may not be able to complete this proposed financing or any other replacement financing.

In addition to requiring cash to repay the Fleet Credit Facility, Cross Media anticipates that it will require additional funds to finance its capital requirements over the short-term. There can be no assurance that Cross Media's borrowing availability under the proposed financing, if obtained, will be sufficient to fund Cross Media's working capital requirements, or that other necessary financing will be obtained.

                                 NSI ACQUISITION

On January 11, 2002, Cross Media acquired all of the capital stock of NSI. Cross Media recorded the cost of the NSI acquisition of approximately $20.1 million, as follows: (i) $9 million in cash, (ii) $3.1 million in negotiable promissory notes, (iii) $2.5 million in non-negotiable promissory notes, (iv) $1.3 million through the issuance of 279,859 shares of common stock, (v) a $1 million liability for the estimated current portion of the contingent consideration (described below) and (vi) approximately $1 million in transaction costs. Cross Media may pay up to approximately $3.1 million in contingent consideration based on three times the Joint Ventures' 2001 EBITDA of certain joint ventures operated by NSI (the "Joint Ventures") and the aggregate Joint Ventures' income from January 1, 2001 through December 31, 2004. The contingent consideration if paid, will be accounted for as additional purchase price. The remaining balance of the $2.1 million contingent consideration has not been recorded on the balance sheet as of September 30, 2002, as the outcome of the contingency is not determinable beyond a reasonable doubt. Goodwill recorded as a result of the transaction was $19.6 million as of September 30, 2002. The operating results from NSI have been included in the consolidated results of operations since the date of the acquisition.

The promissory notes bear interest at the rate of 7% per annum, are payable in 36 consecutive monthly installments on the last business day of each month, payments commenced on January 31, 2002, and were originally secured by the assets of NSI. Upon the closing of the NSI transaction, Cross Media obtained a letter of credit in the amount of $1 million from Fleet National Bank under the NSI existing credit agreement. On March 19, 2002, Cross Media obtained a letter of credit in the amount of $5.6 million, representing the full amount of the notes, under its credit facility and the lien on the NSI assets was released. As of September 30, 2002, $4.3 million was outstanding as a result of payments made under the note agreement.


                                 JWE ACQUISITION

On May 27, 2002, Cross Media completed the acquisition of substantially all of the assets of JWE Enterprises, Inc., a magazine subscription business, and the other 50% interest a joint venture from JWE Holdings, Inc. (collectively JWE). The non-contingent purchase price for the acquisition was approximately $9.1 million, consisting of (i) approximately $1.7 million in cash, of which $1.5 million was borrowed from, and is evidenced by a note payable to, Lancer (the "Lancer Note," See Note D for details) (ii) 416,980 shares of common stock, with a fair value of $5.0 million, (iii) 2,000 shares of Series B convertible redeemable preferred stock (the "Preferred Stock") having a redemption value and fair value on the date of issuance on the date of issuance of $1.9 million and
(iv) $0.6 million of additional consideration, payable in cash in the fourth quarter. As additional consideration Cross Media issued warrants valued at approximately $1.1 million. In addition, Cross Media may be required to make additional cash payments of up to $8.9 million from January 1, 2003 through June 30, 2005 if certain performance criteria for the acquired businesses are met.

In connection with the acquisition described above, Cross Media issued 2,000 shares of Preferred Stock. The Preferred Stock has a liquidation value of $950 per share, a dividend rate of 8% per annum (payable at the Cross Media's option in cash or shares of Cross Media's common stock) and is convertible at any time after November 27, 2002 into a number of shares of common stock equal to $950.00 divided by the lesser of (i) $11.991 per share and (ii) the greater of (a) the fair market value of Cross Media's common stock at the time of conversion or (b) $10.1924 per share. Cross Media has the right to redeem the Preferred Stock at any time at the liquidation value plus accrued and unpaid dividends (the "Redemption Price"). JWE has the right, exercisable on one occasion after November 27, 2002, to put the Preferred Stock, in whole or in part (provided the remaining shares are converted), to Cross Media at the Redemption Price. Cross Media is currently negotiating with JWE to amend the redemption provisions of the Preferred Stock.

To fund the JWE acquisition in May 2002, Cross Media borrowed $1.7 million from Lancer and issued the May Lancer Note. The May Lancer Note was amended in August 2002. The amended May Lancer Note is due February 16, 2003, and bears interest at the rate of 6% per annum until November 27, 2002 and 10% thereafter. Interest, which accrues from the date of issuance of the original note, is payable at maturity. If Cross Media does not repay the May Lancer Note at maturity, the Lancer may convert the May Lancer Note into shares of common stock of Cross Media at the rate of $1.91 of principal of, and/or accrued unpaid interest on, the note or (ii) receive a warrant to purchase up to a number of shares of common stock of Cross Media equal to 500,000 multiplied by a fraction, the numerator of which is the then outstanding principal amount of the May Lancer Note and the denominator of which is $1.5 million (the "May Lancer Note Warrants"). The May Lancer Note Warrants will be exercisable for a period of ten years from the date of issuance at an exercise price of $1.91 per share. In connection with the amendment of the original note and issuance of the May Lancer Note, Cross Media issued to Lancer an additional ten-year warrant to purchase 200,000 shares of its common stock at an exercise price of $1.91 per share. This resulted in a deferred finance charge of approximately $250,000 using the black-scholes fair market value approach, which resulted in a a non-cash interest charge of approximately $62,000, which Cross Media recorded as interest expense during the three months ended September 30, 2002.


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

Upon entering into the new credit agreement with Fleet, Cross Media terminated its credit agreement with Coast. Cross Media repaid the remaining borrowings under the Coast Facility of approximately $18.0 million as well as an early termination fee of $0.2 million. As a result of the early termination of the Coast facility, Cross Media recorded an extraordinary charge of approximately $0.5 million.

On August 13, 2002, the Fleet Credit Facility was amended to (i) increase the interest rate by 0.5%, (ii) adjust certain financial covenants, (iii) require Cross Media to obtain up to $3.0 million of subordinated debt financing in form satisfactory to the lenders on or prior to September 2, 2002, the failure of which shall be a default, (iv) reduce the facility from $35 million to $30.7 million, provided that the remaining approximately $1.5 million of borrowing availability will only become available if Cross Media obtains the $3.0 million of subordinated debt financing described above, (v) provide that a default will occur if the settlement of the FTC complaint (See Note F) is settled on terms that would require Cross Media to make a payment of damages, penalties, fines or similar payments in excess of $1 million, (vi) provide that a default will occur if neither of the following occurs by November 1, 2002: (a) the obligations under the credit facility are repaid and the lenders obligations to lend to be terminated or (b) Cross Media enters into a binding commitment with one or more financial institutions reasonably acceptable to Fleet which enables the credit facility to be paid in full and the lenders obligations to lend to be terminated by November 30, 2002; provided, however, that Cross Media may extend these dates by one month by making a $50,000 cash payment; and (vii) waive certain other non-financial defaults.

On August 16, 2002, Cross Media's credit facility was amended. The amendment reduced the amount of subordinated debt financing which Cross Media is required to receive by September 2, 2002 from $3.0 million to $1.5 million. Cross Media obtained this financing from Lancer on August 19, 2002, as described below. Cross Media borrowed $750,000 under the facility without obtaining the lenders prior consent. There is also another $750,000 of availability under the credit facility, which Cross Media may borrow only with the lenders consent.

As of September 30, 2002, Cross Media had $25.0 million outstanding under the Fleet credit facility. Cross Media will not be able to repay the credit facility from cash from operations and must obtain replacement financing. During the quarter ended September 30, 2002 Cross Media wrote off all deferred financing fees related to the credit facility, which amounted to approximately $0.5 million

As of November 14, 2002, Cross Media is not in compliance with certain financial covenants required by the Fleet Credit Facility, did not make the required November 1, 2002 cash payment of $50,000 and is in default of its loan. Cross Media has not obtained a waiver, but is currently in discussion with Fleet to obtain a waiver. Cross Media has not received a notice of default from Fleet as of November 14, 2002. There can be no assurance that a waiver will be obtained or that Fleet will not declare a default and demand payment and foreclose on its collateral. Cross Media must repay the facility or obtain such a binding commitment, which will enable payment by December 31, 2002. Cross Media has received an initial financing proposal from an asset-based lender for a $50 million credit facility. There can be no assurance that Fleet will deem this proposal to be satisfactory or that the proposed financing will be completed in the required time frame or at all. See Note J for more information.

As of November 13, 2002, the interest rate on the outstanding loans under the Fleet credit facility is currently 5.25%, the commitment fee was .375% and the letter of credit fee was 2.5%.

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

The Company adopted SFAS No. 142 on January 1, 2002. In connection with adopting this standard, Cross Media considered the measurement of transitional impairment. Initial adoption had no effect on Cross Media's financial statements. As a result of the adoption of SFAS No. 142, Cross Media did not recognize goodwill amortization for the three months and nine months ended September 30, 2002. If SFAS No. 142 was in effect during the three and nine months ended 2001, Cross Media would not have recognized $0.2 million and $0.7 million, respectively, in goodwill amortization. Therefore, for the three and nine months ended September 30, 2001, net income applicable to common stockholders would have increased to approximately $2.5 million and $4.6 million, respectively, and basic earnings per share applicable to common stockholder would have increased to $0.35 and $0.66, respectively.

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

                                  RISK FACTORS


CROSS MEDIA HAS A LIMITED RELEVANT OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE ITS PROSPECTS.

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

CLASS ACTION AND SHAREHOLDER DERIVATIVE LAWSUITS HAVE BEEN FILED AGAINST CROSS MEDIA AND CERTAIN OF ITS OFFICERS AND DIRECTORS ALLEGING SECURITIES LAW VIOLATIONS, THE EFFECT OF WHICH CANNOT CURRENTLY BE DETERMINED.

Four securities class action complaints seeking monetary damages have been filed in the United States District Court for the Southern District of New York against Cross Media and Mr. Altbach on behalf of a putative classes of persons who purchased shares of Cross Media common stock from November 5, 2001 through July 11, 2002 (the "Class Period"). These complaints generally allege that Cross Media violated Section 10(b) and Mr. Altbach violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of materially false and misleading statements to the market during the Class Period, including press releases that allegedly overstated Cross Media's business prospects and allegedly mischaracterized the status of the Federal Trade Commission proceedings brought against Cross Media and others. These actions were consolidated on October 16, 2002 in the District Court for the Southern District of New York under the caption In re Cross Media Marketing Corporation Securities Litigation 02 CV 5462 (RPP), which ordered the plaintiffs were ordered to serve a consolidated amended class action complaint within 60 days thereof and providing for a briefing schedule with respect to any motion to dismiss the consolidated amendment complaint. Cross Media and Mr. Altbach dispute these claims and intend to vigorously defend this matter. Because these lawsuits are in the early stages, Cross Media is unable to predict the outcome or the effect it may have on Cross Media's operating results, financial condition or stock price.

In September 2002, a shareholder derivative lawsuit Pardo v. Altbach, et al.
02 CV 6740 (JSM) was filed against Cross Media and certain of its current and former directors alleging substantially the same claims made in the class action complaints. In October, the District Court for the Southern District of New York entered an order extending the defendants' time to respond to the complaint to 30 days following final entry of an order on defendants' motion to dismiss the consolidated class action shareholder suit. The defendants dispute these claims and intend to vigorously defend this matter. Because this lawsuit is in its early stages, Cross Media is unable to predict the outcome on the effect it may have on Cross Media's operating results, financial condition or stock price.


THE UNITED STATES JUSTICE DEPARTMENT HAS FILED A COMPLAINT AGAINST CROSS MEDIA, MEDIA OUTSOURCING, INC. AND TWO OF THEIR OFFICERS, ALLEGING VIOLATIONS OF THE TELEMARKING SALES RULE AND THE FEDERAL TRADE COMMISSION ACT.

In April 2002, the United States Justice Department, on behalf of the Federal Trade Commission, filed a complaint United States v. Prochnow, et al. No. 1:02-CV-917 (JOF) in the United States District Court for the Northern District of Georgia against Cross Media, MOS "Media Outsourcing Inc.", Ronald Altbach, Dennis Gougion, an officer of MOS, and Richard Prochnow, a consultant to MOS. The complaint alleged violations of the Federal Telemarketing Sales Rule and the Federal Trade Commission Act ("FTC Act") and non-compliance with a previous FTC order ("FTC Order") entered into by Prochnow, individually and doing business as Direct Sales International, Inc., and Gougion, individually. MOS acquired certain assets of Direct Sales International in January 2000. The complaint seeks monetary civil penalties, redress, injunctive, and other relief against any such future violations.

Simultaneous with the filing of the complaint, plaintiffs filed a motion for a temporary restraining order against the defendants seeking, among other things, compliance with the Telemarketing Sale Rule, the FTC Act, and the previous FTC Order. The parties agreed to postpone the hearing for a later date to facilitate settlement discussions. On October 21, 2002, the court issued an order denying the FTC's motion for a temporary restraining order with leave to renew the motion. The FTC and Cross Media continue to negotiate to settle the matter.

Cross Media believes that the filing of this complaint may have adversely affected magazine subscription sales during the second and third quarters of 2002. Although Cross Media believes that it has taken steps to prevent any further adverse effect on magazine subscription sales, there can be no assurance that the FTC complaint will not adversely affect Cross Media's magazine subscription business.

However, because this matter is in the early stages, Cross Media is unable to predict the outcome. In the event that Cross Media is unable to resolve this matter amicably, it could be subject to monetary damages and injunctive relief, which could have a material adverse effect on Cross Media's operating results, financial condition and stock price. Even if Cross Media is able to resolve this matter amicably, it may have to agree to pay the government a civil penalty, fund a consumer redress account, and/or modify MOS' operating practices, which could have similarly adverse effects on Cross Media. Moreover, a settlement of this matter by Cross Media, which requires it to pay more than $1.0 million of damages, penalties, fines or similar payments in connection with this matter, will result in a default under the Fleet credit facility.

THE ANTICIPATED BENEFITS OF THE JWE ENTERPRISES ACQUISITION MAY NOT BE REALIZED IN A TIMELY FASHION, OR AT ALL. IN ADDITION, CROSS MEDIA'S OPERATIONS MAY BE ADVERSELY AFFECTED IF THE OPERATION OF JWE's BUSINESSES DIVERTS TOO MUCH ATTENTION AWAY FROM CROSS MEDIA'S BUSINESS.

The success of the JWE acquisition will depend, in part, on Cross Media's ability to realize the anticipated revenue enhancements, growth opportunities and synergies of the combined company and effectively utilize resources Cross Media now has after the acquisition. There are risks related to the integration and management of the acquired technology and operations and personnel. The integration of the business will be a complex, time-consuming and potentially expensive process and may disrupt Cross Media's business if not completed in a timely and efficient manner. Some of the difficulties that may be encountered include:

- the diversion of management's attention from other ongoing business concerns; and

- potential conflicts between business cultures.

If management focuses too much time, money and effort to integrate JWE's operations and assets, they may not be able to execute its overall business strategy.

OUTSTANDING BORROWINGS UNDER CROSS MEDIA'S EXISTING CREDIT FACILITY MUST BE REPAID BEFORE THE END OF 2002 AND CROSS MEDIA MUST OBTAIN A BINDING COMMITMENT BY NOVEMBER 30, 2002 FOR SUCH FINANCING.

Cross Media is required to obtain a binding commitment by November 30, 2002 to replace its existing credit facility and to repay the existing credit facility by December 31, 2002. This financing may not be available to Cross Media on favorable terms or at all. Failure to obtain either financing could result in Cross Media's lenders declaring a default under the facility. Moreover, even if Cross Media obtains this financing, the interest rate and financing costs are likely to be greater than the interest rate under the existing credit facility, which will reduce profit in future periods.

CROSS MEDIA IS IN DEFAULT OF ITS CREDIT FACILITY AND SUBJECT TO RESTRICTIVE CREDIT FACILITY COVENANTS WHICH COULD HARM ITS FINANCIAL STATUS AND HAVE A NEGATIVE IMPACT ON ITS STOCK PRICE.

Cross Media has pledged all of its assets and the assets and stock of its subsidiaries to Fleet and all assets to secure its obligations under its facility.

Under the agreement with Fleet, Cross Media is also required, among other things, to maintain minimum financial ratios and remain current on certain other debt and trade payables. As of November 14, 2002, Cross Media is not in compliance with certain financial covenants required by the Fleet Credit Facility, did not make the required November 2002 cash payment of $50,000 and is in default of its loan. Cross Media has not received a notice of default from Fleet as of November 14, 2002. If Cross Media defaults in performing its obligations to the lenders, the lenders are entitled to accelerate the maturity of outstanding indebtedness under the credit facility, $29.3 million as of November 14, 2002 and to enforce its security interest in the pledged assets and stock, which would materially interrupt Cross Media's operations and possibly require Cross Media to curtail or cease operations. There can be no assurance that a waiver will be obtained or that Fleet will not declare a default and demand payment and foreclose on its collateral.

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

Cross Media extends credit to subscribers who purchase multi-magazine subscription packages. Cross Media has established a reserve to cover subscription cancellations based upon its past history with such orders. If Cross Media's accounts subscription cancellation reserves are inadequate, it will be required to increase reserves, which will reduce revenues and could otherwise materially adversely affect Cross Media's results of operations.

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

For the nine months ended September 30, 2002, one independent call center accounted for approximately 42% of MOS's magazine subscription revenues and for the year ended December 31, 2001, two independent call centers accounted for approximately 39% of Cross Media's magazine subscription revenues. These call centers do not have any commitment to generate sales for Cross Media and could therefore, at any time, terminate their relationships with Cross Media without notice, which could have a material adverse effect on Cross Media's business. Moreover, over the past few months, Cross Media has become increasingly dependent on its largest call center and expects the trend to continue for the foreseeable future.

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

CROSS MEDIA RELIES ON ITS INTELLECTUAL PROPERTY RIGHTS AND OTHER PROPRIETARY INFORMATION, AND ANY FAILURE TO PROTECT AND MAINTAIN THESE RIGHTS AND INFORMATION COULD PREVENT CROSS MEDIA FROM COMPETING EFFECTIVELY.

Cross Media seeks to protect its technologies, intellectual property rights and proprietary information through a combination of patent, copyright, trade secret and trademark law, as well as confidentiality or license agreements with employees, consultants, and corporate and strategic partners. If Cross Media is unable to prevent the unauthorized use of its proprietary information or if its competitors are able to develop similar technologies independently, the competitive benefits of Cross Media's technologies, intellectual property rights and proprietary information will be diminished.

THE CONTENT CONTAINED IN CROSS MEDIA'S ELECTONIC MAIL MESSAGES AND DISPLAYED ON ITS WEB SITES MAY SUBJECT IT TO SIGNIFICANT LIABILITY FOR NEGLIGENCE, COPYRIGHT OR TRADEMARK INFRINGEMENT OR OTHER MATTERS.

If any of the content that Cross Media creates and delivers to consumers by electronic mail or any content that is accessible from the LifeMinders' or NSI websites contains errors, third parties could make claims against Cross Media for losses incurred in reliance on such information. In addition, the content contained in or accessible from LifeMinders' emails and from the LifeMinders' and NSI websites could include material that is defamatory, violates the copyright or trademark rights of third parties, violates consumer protection laws or regulations, or subjects it to liability for other types of claims. Cross Media's general liability insurance may not cover claims of these types or may not be adequate to indemnify it for all liability that may be imposed. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could result in significant costs and expenses and damage Cross Media's reputation. Cross Media has also entered into agreements with certain e-commerce partners under which Cross Media may be entitled to receive a share of certain revenue generated from the purchase of goods and services through direct links to LifeMinders' e-commerce partners from the emails sent by Cross Media. These agreements may expose Cross Media to additional legal risks and uncertainties, including potential liabilities to consumers of those products and services by virtue of Cross Media's involvement in providing access to those products or services, even if Cross Media does not provide those products or services. Any indemnification provided to Cross Media in its agreements with these parties, if available, may not adequately protect Cross Media.

CONCERNS ABOUT, OR BREACHES OF, THE SECURITY OF CROSS MEDIA'S CUSTOMER DATABASE COULD RESULT IN SIGNIFICANT EXPENSES TO PREVENT BREACHES, AND SUBJECT CROSS MEDIA TO LIABILITY FOR FAILING TO PROTECT THE MEMBERS' INFORMATION.

Cross Media maintains a database containing information about Cross Media's customers. Unauthorized users accessing Cross Media's systems remotely may, among other ways, access its database or authorized users may make unauthorized copies of all or part of the database for their own use in violation of specific agreements to the contrary. As a result of these security and privacy concerns, Cross Media may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by security breaches, and may be unable to effectively target direct marketing offers to members or may be subject to legal claims of members if unauthorized third parties gain access to Cross Media's system and alter or destroy information in its database. Also, any public perception that Cross Media engaged in the unauthorized release of member information, whether or not correct, would adversely affect Cross Media's ability to retain members.

PROBLEMS WITH THE PERFORMANCE AND RELIABILITY OF THE INTERNET INFRASTRUCTURE COULD ADVERSELY AFFECT SALES AND THE QUALITY AND RELIABILITY OF THE PRODUCTS AND SERVICES OFFERED TO MEMBERS.

Cross Media depends on the Internet infrastructure to market to potential customers, gather data about prospects and customers and to deliver attractive, reliable and timely email newsletters to LifeMinders members. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. Among other things, continued development of the Internet infrastructure will require a reliable network backbone with necessary speed, data capacity and security. Currently, there are regular failures of the Internet network infrastructure, including outages and delays, and the frequency of these failures may increase in the future. These failures may reduce the number of potential customers who respond to marketing campaigns and the benefits of LifeMinders' products and services to LifeMinders' members. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity or due to government regulation.

GOVERNMENT REGULATION COULD ADD SIGNIFICANT ADDITIONAL COSTS TO CROSS MEDIA'S BUSINESS AND IMPOSE RESTRICTIONS ON CROSS MEDIA'S MARKETING PRACTICES WHICH COULD INTERFERE WITH CROSS MEDIA'S OPERATIONS AND HAVE A SIGNIFICANT ADVERSE EFFECT ON REVENUES.

Laws and regulations applicable to direct marketing, telemarketing, Internet marketing, privacy, list development and use, and consumer protection and membership club services are becoming more prevalent. Each of the 50 states and the Federal government enforce various laws and regulations regulating telemarketing, sweepstakes promotions, promotional incentives and advertising to consumers. While Cross Media reviews its telemarketing scripts and advertising copy and general marketing practices for compliance with applicable laws, there is no guarantee that Federal or state authorities will not find that Cross Media's marketing efforts do not comply with these laws. In addition, it is likely that additional Federal and/or state regulations regarding telemarketing, sweepstakes, privacy, list development and use, email marketing and other marketing practices engaged in by Cross Media will be enacted. If enacted, these regulations could have an adverse effect on revenues and result in additional expenses to Cross Media and could require Cross Media to refrain from engaging in specific activities or modify its business practices.

The Federal Trade Commission is currently reviewing certain of its rules to determine if any changes are warranted. In January 2002, the Federal Trade Commission issued a Notice of Proposed Rulemaking in which it proposed substantial changes to the Telemarketing Sales Rule. In June 2002, the Federal Trade Commission conducted a workshop to address written comments submitted in response to the January Notice of Proposed Rulemaking. Until the Federal Trade Commission concludes this review, Cross Media does not which proposals will be adopted. Certain of the proposed revisions, if adopted, could have an adverse effect on Cross Media's business, particularly its telemarketing and data collection, use and sharing practices.

CROSS MEDIA IS DEFENDING A LAWSUIT WHICH, IF DETERMINED ADVERSELY AGAINST IT AND IF ITS INSURANCE DOES NOT ADEQUATELY COVER THE DAMAGES, COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In March 2002, a complaint J.M. Thies, et al. v. LifeMinders, Inc. et al. (No. 02-2119-KHV) was filed in the United States District Court for the District of Kansas by J.M. Thies, John Minnick and William Sharp, on their behalf and on behalf of other former stockholders of eCoupons.com, Inc., against LifeMinders, Inc. (which Cross Media acquired on October 24, 2001), Douglas Lindgren and Jonathan Bulkeley, directors of Cross Media, and former officers and directors of LifeMinders, requesting monetary damages in an amount not less than $4.2 million and punitive damages in an amount not less than $5 million against the defendants. In accordance with the terms of the merger agreement with LifeMinders, Cross Media is obligated to indemnify the other defendants. The plaintiffs, former stockholders of eCoupons.com, Inc., a company that merged with and into LifeMinders in December 2000, allege that the defendants made misrepresentations to the plaintiffs to induce them to merge eCoupons with and into LifeMinders. Cross Media was aware of the dispute prior to closing the LifeMinders acquisition.

On November 6, 2002, the District Court for the District of Kansas (i) dismissed all of the individual defendants from the action, (ii) ordered that plaintiffs' claims against LifeMinders (now Cross Media) must proceed in arbitration, and
(iii) stayed all claims against LifeMinders pending the outcome of arbitration. If the plaintiffs pursue this matter further, Cross Media intends to vigorously defend these claims. However, if an adverse final judgment is issued against Cross Media in arbitration or in court and if its insurance does not adequately cover the damages, such an event could have a material adverse effect on its financial condition and results of operations.

THE SUBSTANTIAL NUMBER OF OPTIONS AND WARRANTS TO PURCHASE CROSS MEDIA COMMON STOCK COULD RESULT IN DILUTION TO CROSS MEDIA STOCKHOLDERS.

If the holders of the outstanding Cross Media preferred stock, options and common stock purchase warrants exercise those options and warrants, including those issued in connection with the merger and warrants being issued as partial consideration for conversion of outstanding preferred stock, and the holders of all outstanding convertible securities converted them into common stock, Cross Media would be required to issue approximately 4.9 million additional shares of common stock, based on current exercise and conversion prices, which will result in dilution to Cross Media stockholders.

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


ITEM 3. QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Cross Media's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Cross Media's disclosure controls and procedures are effective to ensure that information required to be disclosed by Cross Media in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Cross Media's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

Cross Media provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has incurred and the amount of such liability can be reasonably estimated.

In March 2002, a complaint J.M. Thies, et al v. LifeMinders, Inc. et al. (No. 02-2119-KHV) was filed in the United States District Court for the District of Kansas by J.M. Thies, John Minnick and William Sharp, on their behalf and on behalf of other former stockholders of eCoupons.com, Inc., against LifeMinders, Inc. (which Cross Media acquired on October 24, 2001), Douglas Lindgren and Jonathan Bulkeley, directors of Cross Media, and former officers and directors of LifeMinders, requesting monetary damages in an amount not less than $4.2 million and punitive damages in an amount not less than $5 million against the defendants. In accordance with the terms of the merger agreement with LifeMinders, Cross Media is obligated to indemnify the other defendants. The plaintiffs, former stockholders of eCoupons.com, Inc., a company that merged with and into LifeMinders in December 2000, allege that the defendants made misrepresentations to the plaintiffs to induce them to merge eCoupons with and into LifeMinders. Cross Media was aware of the dispute prior to closing the LifeMinders acquisition.

On November 6, 2002, the District Court for the District of Kansas (i) dismissed all of the individual defendants from the action, (ii) ordered that plaintiffs' claims against LifeMinders (now Cross Media) must proceed in arbitration, and
(iii) stayed all claims against LifeMinders pending the outcome of arbitration. If the plaintiffs pursue this matter further, Cross Media intends to vigorously defend these claims. However, if an adverse final judgment is issued against Cross Media in arbitration or in court and if its insurance does not adequately cover the damages, such an event could have a material adverse effect on its financial condition and results of operations.

On April 9, 2002, the United States Justice Department ("DOJ"), on behalf of the Federal Trade Commission ("FTC"), filed a complaint United States v. Prochnow, et al. No. 1:02-CV-917 (JOF) in the United States District Court for the Northern District of Georgia against Cross Media, Media Outsourcing, Inc., a wholly owned subsidiary, ("MOS"), Ronald Altbach, Dennis Gougion, an officer of MOS, and Richard Prochnow, a consultant to MOS. The complaint alleged violations of the Federal Telemarketing Sales Rule and the Federal Trade Commission Act and non-compliance with a previous FTC order entered into by Mr. Prochnow, individually and doing business as Direct Sales International, Inc., and Mr. Gougion, individually. MOS acquired certain assets of Direct Sales International in January 2000. The complaint seeks monetary civil penalties, redress, injunctive, and other relief against any such future violations.

Simultaneous with the filing of the complaint, plaintiffs filed a motion for a temporary restraining order against the defendants seeking, among other things, compliance with the Telemarketing Sale Rule, the FTC Act, and the previous FTC order. At the April 10 hearing for the temporary restraining motion, the parties agreed to postpone the hearing for a later date to facilitate settlement discussions. On October 21, 2002 the court issued an order denying the FTC's motion for a temporary restraining order, with leave to renew the motion. Because this matter is in its early stages, Cross Media is unable to predict the outcome and the potential effect, if any, it may have on Cross Media's operating results, financial condition or stock price.

Four securities class action complaints seeking monetary damages have been filed in the United States District Court for the Southern District of New York against Cross Media and Mr. Altbach, on behalf of a putative class of persons who purchased shares of Cross Media common stock from November 5, 2001 through July 11, 2002 (the "Class Period").

The complaints generally allege that Cross Media violated Section 10(b) and Mr. Altbach violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of materially false and misleading statements to the market during the Class Period, including press releases that allegedly overstated Cross Media's business prospects and allegedly mischaracterized the status of the FTC proceedings brought against Cross Media and others. These actions were consolidated on October 16, 2002 in the District Court for the Southern District of New York under the caption In re Cross Media Marketing Corporation Securities Litigation, 02 CV 5462 (RPP), which required the plaintiffs thereof to serve a consolidated amended class action complaint within 60 days and providing for a briefing schedule with respect to any motion to dismiss the consolidated amended complaint. Cross Media and Mr. Altbach dispute these claims and intend to vigorously defend this matter. Because this lawsuit is still in the early stages, Cross Media is unable to predict the outcome or the effect it may have on Cross Media's operating results, financial condition or stock price.

In September 2002, a shareholder derivative lawsuit Pardo v Altbach et al. 02 CV 6740 (JSM) was filed against Cross Media and certain of its current and former directors alleging substantially the same claims made in the class action complaints. The defendants dispute these claims and intend to vigorously defend this matter. In October, the District Court for the Southern District of New York entered an order extending the defendants' time to respond to the complaint to 30 days following final entry of an order on defendants' motion dismiss the consolidated amended shareholder suit. Because this lawsuit is in its early stages, Cross Media is unable to predict the outcome or the effect it may have on Cross Media's operating results, financial condition or stock price.

From time to time Cross Media receives complaints and inquiries in the course of conducting its regular business. It is Cross Media's policy to respond to these matters as soon as they are received and resolve them as expeditiously as possible. Cross Media does not believe that the outcome of any of these matters will likely have a material impact on the company's business operations.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT ISSUANCES OF UNREGISTERED SECURITIES

On August 16, 2002, Cross Media issued ten-year warrants to purchase an aggregate of 400,000 shares of common stock with an exercise price of $1.91 to Lancer Offshore, Inc. in connection with the note issued on August 16, 2002 and the amended note issued in conjunction with the purchase of JWE. The warrants must be exercised on or prior to August 16, 2012. (1) Lancer Offshore, Inc. represented that it was acquiring the securities for investment purposes; and
(2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing any non-audit services approved by the Company's Audit and Affiliated Transactions Committee (the "Committee") to be performed by Grant Thornton ("GT"), the Company's external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of the Company. During quarter ending September 30, 2002, the Committee approved the engagement of GT for tax planning services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

99.1 Certification of Cross Media Marketing Corporation's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Cross Media Marketing Corporation's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) We filed the following Current Report on Form 8-K during the fiscal quarter ended September 30, 2002:

On August 29, 2002, we filed a Current Report on Form 8-K regarding the amendment to the credit facility.


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

                  Certification of Principal Executive Officer

I, Ronald Altbach, Chief Executive Officer of Cross Media Marketing Corporation, certify that:

I have reviewed this quarterly report on Form 10-Q of Cross Media Marketing Corporation;

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                              /s/ Ronald Altbach
                                              ---------------------------------
                                              Ronald Altbach
                                              Chief Executive Officer

                  Certification of Principal Financial Officer

I, Chet Borgida, Chief Financial Officer of Cross Media Marketing Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cross Media Marketing Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                                     /s/ Chet Borgida
                                                     --------------------------
                                                     Chet Borgida
                                                     Chief Financial Officer