Form 10-K
period 2002-12-31
CROSS MEDIA MARKETING CORP
filed 2003-04-02
CIK 1069201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark one)
               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 0-25435

                        CROSS MEDIA MARKETING CORPORATION

             (Exact name of registrant as specified in its charter)

             DELAWARE                                           13-4042921
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

        461 FIFTH AVENUE, 19TH FLOOR NEW YORK, NEW YORK          10017

           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

           REGISTRANT'S TELEPHONE NUMBERING AREA CODE: (212) 457-1200

             Securities Registered Under Section 12 (b) of the Act:

Common Stock, $.001 par value                   American Stock Exchange
     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED

             Securities Registered Under Section 12 (G) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes |X|. No. | |.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 28, 2002 was approximately $94.9 million, based on a closing price for the Common Stock of $9.40 on the American Stock Exchange on such date.

As of April 1, 2003, there were 15,204,921 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders.

With the exception of the portions of the Definitive Proxy Statement for the Registrant's 2003 Annual Meeting of Stockholders expressly incorporated into this Report by reference, such document shall not be deemed filed as a part of this Annual Report on Form 10-K.

This Form 10-K has been prepared and filed in accordance with Regulation S-K. Prior to fiscal 2002, the Company was eligible to file its annual and quarterly reports under Regulation S-B as a small business issuer. Filings under Regulation S-K have more expansive financial and other disclosure requirements than filings under Regulation S-B. Accordingly, this Form 10-K contains expanded financial and other disclosures as compared to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The expanded financial information includes one additional year presented in the statement of operations, stockholders' equity and cash flows. In addition we will include unaudited summary quarterly information is included in this Form 10-K.

----------
(1) The aggregate market value of the voting and non-voting common equity set forth equals the number of shares of the Registrant's Common Stock outstanding reduced by the number of shares of Common Stock held by officers, directors, and shareholders owning 10% or more of the Registrant's Common Stock, multiplied by $9.40, the last sale price for the Registrant's Common Stock on June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the Registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purposes of the Securities and Exchange Commission.

                        CROSS MEDIA MARKETING CORPORATION
                                TABLE OF CONTENTS

                                                                         PAGE

      PART I.

Item 1.     Business                                                       1
Item 2.     Property                                                       6
Item 3.     Legal Proceedings                                              6
Item 4.     Submission of Matters to a vote of Security Holders            7

      Part II.

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                            7
Item 6.     Selected Financial Data                                        9
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                       9
Item 7a.    Quantitative and Qualitative Disclosure about Market Risk      21
Item 8.     Financial Statements and Supplementary Data                   F-1
Item 9.     Changes in and disagreements with Accountants on Accounting    22
            and Financial Disclosure

      Part III.

Item 10.    Directors and Executive Officers of the Registrant             23
Item 11.    Executive Compensation
Item 12.    Security Ownership of Certain Beneficial Owners and            23
            Management and Related Stockholder Matters                     23
Item 13.    Certain Relationships and Related Transactions                 23
Item 14.    Controls and Procedures                                        23

      Part IV.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                      24

Signatures
Certifications

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

Cross Media may from time to time make various written or oral "forward-looking statements," including statements contained in Cross Media's filings with the Securities and Exchange Commission, in its report to stockholders and in other communications by Cross Media, that are intended to be subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Statements that are not based on historical fact are "forward looking statements." Certain statements contained in this Annual Report on Form 10-K, including without limitation statements in Item 1. "Business," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation," and Item 8. "Financial Statements and Supplementary Data," contain forward-looking statements that involve risks and uncertainties that could affect Cross Media's ability to achieve the anticipated financial results. Such forward-looking statements are based on current expectations of management but involve certain risks and uncertainties. Cross Media's actual results, performance or achievements could differ materially from the results, performance or achievements projected in, or implied by, such forward-looking statements as a result of risk factors, including, without limitation, the following: the ability of the company to continue as a going concern; the outcome of the class action stockholder, derivative and other lawsuits; the proposed settlement with the Federal Trade Commission; Cross Media's ability to replace or extend the Fleet credit facility, integrate the recently acquired JWE Enterprises Inc. operations, generate sufficient quality and quantity leads for magazine sales, and obtain adequate magazine advertising space for National Syndications, Inc.; the continued engagement of its largest independent call center; the adequacy of accounts receivable reserves, valuation of long lived assets and deferred taxes; the company's default on cash payment obligations on its preferred stock; changes in economic conditions or a material decline in the availability of consumer credit; the performance of its independent call centers; Cross Media's limited relevant operating history; competitive factors; volatility in the market price of Cross Media's common stock and the securities markets generally; Cross Media's ability to maintain the listing of its common stock on the American Stock Exchange; and the risks relating to government regulation of telemarketing and Internet marketing activities and potential dilution. These factors are described in detail in this Annual Form 10-K.


Cross Media disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise.

GENERAL

Cross Media is a technology-driven direct marketing company that specializes in executing targeted, interactive sales campaigns utilizing multiple direct marketing channels, including, inbound and outbound telesales, print ads, web marketing and e-mail. Cross Media sells a variety of products through these multiple channels, including multi-magazine subscription packages, discount buying club memberships, collectibles and lifestyle products.

Cross Media emphasizes its cross-channel marketing strategy, which is an effective integration of online and offline marketing techniques. By utilizing all available channels to make contact with the consumer, Cross Media seeks to maximize the synergies of cross-channel marketing. Cross Media frequently initiates contact with a consumer through one channel and consummates a transaction through another channel. Cross Media delivers mass reach and micro-targeted messages by leveraging its proprietary marketing assets, including the following channels:

      o Each month, Cross Media's owned and independent call centers working on its behalf communicate with approximately 1.5 million consumers.

      o Utilizing its member base acquired in the LifeMinders acquisition in October 2001, Cross Media sent out up to 200 million individualized and personalized e-mails each month during 2002.

      o Cross Media, through its subsidiary, National Syndications ("NSI"), acquired in January 2002, advertises Cross Media and NSI products in 1,500 newspapers, reaching over 62 million U.S. homes weekly.

      o Cross Media advertises its proprietary products on numerous websites, informally referred to internally as the Cross Media Network.

Cross Media's principal offices are located at 461 Fifth Avenue, New York, N.Y. 10017 and its telephone number at that address is (212) 457-1200.

BUSINESS STRATEGY

Cross Media's strategy is to marry well established direct marketing skills with a variety of newer technologies, including e-mail marketing, web-based systems and database management, resulting in a multi-faceted marketing platform for the sale of products and services. Through repeated interactions with consumers, Cross Media expects at some point in the future to be able to decide on the best channel or channels to use to market to a specific customer based on the consumer's own behavior. As a result of this accretive marketing technique, Cross Media expects that it can contact consumers on a cost effective basis.

Accretive marketing also permits Cross Media to accumulate significant information about its customers and potential customers, including demographic and pyschographic data, such as values, lifestyles, purchase behavior and preferences. Cross Media plans to use its multiple consumer contacts to develop a dynamic consumer database and to integrate all of its activities into a single new system, which, when completed, will allow Cross Media to target marketing campaigns to select sub-groups of its total customer base and even to individual consumers. As Cross Media gains knowledge and data through its marketing programs, it will be able to measure the success of these programs, eventually being able to tailor marketing on a real-time basis according to each consumer's profile, including channel preference, time of day preference, and product preferences.

Cross Media's primary objective is to build a relationship with a customer and to continually learn how to meet that customers' wants.

MAGAZINE SUBSCRIPTIONS

Magazine subscription sales accounted for 56%, 82% and 93%, of Cross Media's 2002, 2001 and 2000 revenues, respectively. Cross Media acts as a subscription agency which has the direct authority on behalf of magazine publishers to solicit magazine subscription orders and to enter those orders with fulfillment houses designated by the publishers.

Each month, Cross Media sources lists of approximately 5 million potential magazine buyers from traditional list brokers, producers of direct response television commercials and infomercials, from web sites that supply names of registrants and through Cross Media's proprietary Opt-Intelligence process. Cross Media supplies these lists to its own call centers and approximately 20 independent telesales agencies that are contracted to generate sales of magazine subscriptions on its behalf. One of these independent telesales agencies accounted for approximately 34% of Cross Media's magazine subscription revenues in 2002 and is expected to account for 25% in 2003.

Utilizing its proprietary hardware and software platform, Cross Media tracks and controls each customer contact and compiles customer statistics and profiles.

Each consumer contacted is offered a "bundle" of four to five magazines subscriptions having an average selling price of $600 per bundle, for a subscription period of between one and four years. Generally, Cross Media does not sell single magazine subscriptions. After the call center has submitted the order to Cross Media for processing, Cross Media calls each customer to verify the details of the magazine subscription order and the customer's credit card information. This verification is digitally recorded for regulatory purposes. When the verification process is complete, Cross Media forwards accepted orders to the magazine publishers' fulfillment center for entry and pays the publishers an agreed upon amount for the order. Cross Media charges the subscriber for the order, automatically debiting the subscriber's credit card on a monthly basis, generally over a 12-month period.

When a customer's order is verified, Cross Media attempts to generate additional revenue and thereby to enhance the profitability of the sale. This is done in a variety of ways, including offering the customer special promotions sponsored by magazine publishers to increase subscriptions, as well as offering discount buying club memberships and telecommunications services. In the year ended December 31, 2002, Cross Media sold in excess of 700,000 special promotion subscriptions, resulting in revenues of $1.4 million for the year.

MAGAZINE SUBSCRIPTION COMPETITION

While there are no limitations on who may sell magazines to the public, the companies and individuals that sell magazines must forward the subscriptions to the publisher through a clearinghouse, which has been granted authority to do so by the publisher and must pay a fee to the clearinghouse to clear the order. Establishing a clearinghouse relationship is difficult due to magazine publishers' reluctance to grant this authority to new companies. Cross Media has been granted authority to clear orders for approximately 250 major U.S. magazine publications. In addition to Cross Media, the industry leaders in sales of magazine subscriptions are Synapse, USA Pubs and Quality School Plan. Of these, only USA Pubs utilizes a call center as its primary means of contacting potential customers.

Cross Media competes on the basis of the total value of the bundle of magazines sold to the customer versus the cost of purchasing individual magazine subscriptions as well as the convenience for the customer of dealing with a single source for all of their magazine subscriptions.

LIFESTYLE AND CONTINUITY PRODUCTS

Cross Media through its subsidiary, NSI, markets a wide range of lifestyle products including videos, music, coins, collectibles, jewelry, horticulture, and other general merchandise.

NSI, acquired by Cross Media in January of 2002, was founded in 1984 to source, develop and market a wide variety of products through direct response advertising in Parade Magazine. By agreeing to purchase all unsold advertising space from a magazine at press time, NSI has secured advertising rates substantially below those offered to other advertisers. Since its founding, NSI has maintained an advertising contract with Parade and has made similar agreements with USA Weekend and American Profile, the other two national Sunday magazines. NSI receives notification of unsold space three to four weeks prior to the date of publication and may run as many as 25 different product offers, determined in large part by the regions, sizes, market locations and circulation available. In certain instances NSI will buy scheduled space at a higher cost. NSI also selectively markets its products in other print media including freestanding inserts, magazines, credit card statement inserts, and package inserts.

All products sold through NSI are test marketed prior to rollout and increased profits are pursued through creative and price tests on successful offers. The consumer response to test ads is analyzed using NSI's database of results of over 3,000 past print ads. Cross Media utilizes its inbound call center operation based in Jacksonville, Florida to take customer orders, target and cross-sell related products and services, and update Cross Media's database, while outbound operators market additional product offerings to the customer base. Most products are sold under the Publishers Choice brand, while the Rogers & Webster, Healthstyle and Publishers Choice Video Catalog brand are used for specialty offers.

NSI has developed a sophisticated continuity business model that capitalizes on low cost customer acquisition resulting from NSI's media contracts and owned outbound telemarketing expertise. The continuity model has shown that a customer will order products such as travel videos and collectible coins on a monthly basis. NSI's operators are trained to encourage customers to purchase more than one item in any interest category, which has enabled NSI to increase the lifetime value of each customer obtained.

Current continuity programs include such products as:

      o Morgan Silver Dollars -- Collectible U.S. silver dollars minted from 1878 to 1921.

      o Walking Liberty Half Dollars -- Collectible U.S. silver coins minted from 1929 to 1947.

      o Colorized Commemorative State Quarters -- Specialty colorized versions of the popular series currently issued by the U.S. Mint.

      o John F. Kennedy Half Dollars - Collectible U.S. Coins minted from 1964 - 2000.

      o World's Greatest Train Rides(TM) -- A 36 video series each featuring a scenic rail journey in a different travel destination.

      o Hard Hat Harry(TM) Real Life Adventures for Kids -- A 24 video series each featuring the character Hard Hat Harry explaining a different subject to children 3 to 8.

      o The Winning of World War II -- A 30 video series featuring live action combat footage.

      o History of Air Combat - A 24 video series chronicling air combat from the past, present, and future.

      o Genuine Gemstone Rings - A jewelry collection featuring a variety of genuine gemstones rings.

NSI test markets over 150 new offers and rolls out approximately 45 offers each year. Some of these rollouts are for successful infomercial and spot TV offers such as Total Gym, TAEBO(R), Thighmaster and Riverdance, for which NSI has secured exclusive newspaper and Sunday magazine marketing rights. However, most rollouts are developed internally by NSI including over 200 video titles manufactured and sold as continuities under proprietary license, including Hard Hat Harry's Real Life Construction Equipment for Kids and The Great Canadian Train Ride. These video titles have been marketed on television by NSI as have The Best of Victor Borge and David Carradine's Tai Chi Workout. In addition to offerings videos and collectible coins, NSI also advertises a variety of offers in other product lines including jewelry, books, music CD's, health aids, horticulture and die cast collectibles.

LIFESTYLE AND CONTINUITY PRODUCTS COMPETITION

There are numerous marketers who advertise regularly in the Sunday magazines including Bose, Franklin Mint, Techno Scout and United Research Books. Advertising from some of these companies is competitive with some of NSI's product lines, specifically collectible coins, die cast replicas, books and certain general merchandise offers. There is virtually no competition in the music and video categories. Cross Media is not aware of any other agreements comparable to NSI's agreements with the Sunday magazines to purchase unsold advertising space. In certain instances Cross Media will buy scheduled space at a higher cost.

NSI competes with these other marketers on the basis of:

      o its low cost and high volume of advertising space, which offers a unique vehicle to test-market new products offerings;

      o a wide breadth of product offerings, which in 2002 was over 150 individual offerings;

      o expertise, both in outbound and inbound telesales, involving the cross-selling of continuity programs and additional products and services.

DATA SALES

Cross Media acquires in excess of 250,000 new magazine subscribers, continuity buyers, transactional inquirers, lifestyle registrants, sweepstakes participants and members each month. These names and related customer information are placed in Cross Media's data bases and are cross referenced into relational databases which are overlayed with demographic and psychographic compiled data in order to create valuable interest groups that can be rented to other marketers. Cross Media continuously adds to this data warehouse each month through more consumer contacts, enriching it with more transactional specific data. Cross Media believes the data mining potential is a powerful magnet to other companies and provides Cross Media not only with an ever-increasing significant monthly revenue source but a leverage tool for cross marketing partnerships with third parties.

WEB PRESENCE AND ONLINE MARKETING

Cross Media uses the Internet to gather data about prospects and customers, deliver personalized content, send targeted marketing messages to drive consumers to call an 800-number or visit a website and generate customer transactions. As such, the Internet has emerged as an important marketing channel for Cross Media. The Internet is the exclusive channel for several of Cross Media's brands, including LifeMinders(TM) and Intelligent Mailbox(TM) and Opt-Intelligence(TM).

LifeMinders, which was acquired by Cross Media in October 2001, provides personalized-information products and high-utility services for value-conscious, time-pressed consumers. Some of the LifeMinders services include timely tips, helpful hints, and informational e-newsletters.

LifeMinders is a data collection vehicle, partnering with newsletter publishers to capture data on each registrant while affording the newsletter publisher additional subscribers. LifeMinders receives a fee for each subscriber.

Intelligent Mailbox is a marketing platform that emerged from "inactive" LifeMinders members. These are members for which Cross Media has significant data, but who have less interest in forging a relationship with the LifeMinders brand. The Intelligent Mailbox brand is distinct from LifeMinders in the eyes of consumers, but leverages LifeMinders' content.

Opt-Intelligence is a service which generates incremental revenues for websites, taking advantage of the registration process. Consumers entering information during the registration process are offered a branded page of opt-in opportunities which are targeted based on the consumer's information. The system simultaneously allows advertisers to collect data in real time for an immediate marketing of a product or service by initiating a "call to action". The branded page of offers appears seamlessly during the website's registration process. Opt-Intelligence handles all aspects of the offer page, including sales, technology and management. In exchange for providing these services, Opt-intelligence receives a free slot on each website's opt-in page, collecting data and selling products through follow-up emails, print and telemarketing.

TECHNOLOGY

Cross Media businesses are supported by multiple technology components, including Automated Calling Distributors (ACD's) from Tier 1 providers, predictive dialers, content management software, e-mail delivery systems, data marts and a data warehouse, customer targeting and behavior tracking sub-system, a list management system, an e-commerce application, multiple websites, and order management systems. These systems are architected from a variety of technologies, primarily using Oracle and SQL Server databases on Intel-based hardware.

Cross Media technology incorporates a variety of security procedures to protect confidential customer data. Cross Media limits, monitors and protects all outside access to its resources and data with state-of-the-art technology; all suspicious activity is logged and analyzed by qualified staff. Cross Media's data center is co-hosted at major third-party Internet data center operations that are constantly monitored and provide both physical and logistical security. These facilities provide redundant network connections and redundant connections to power grids and diesel generators to ensure continuous operations. In addition, these facilities provide physical security, around the clock operations support and monitoring and network diagnostic support as needed.

The technology platform has been designed to scale appropriately with additional customers and volume. As the customer base expands, Cross Media increases the platform capacity and replicates its infrastructure to provide parallel operations.

Cross Media's technology platform uses industry standard technologies to maximize reliability. Cross Media believes it has increased hardware reliability by a combination of redundancy at the component level and hot spares for groups of components. Software and data reliability are improved through a variety of processes and quality assurance procedures. Cross Media has incorporated standard procedures, including daily database backups, off site storage of critical archives, and incremental backup of ongoing database modifications into its standard operating discipline. Additional reliability is provided by fault tolerant and redundant platform architecture, which utilize clustering technology to ensure single failures do not impact service availability.

REGULATION

Telesales operations are subject to various state and federal regulations. The Federal Telephone Consumer Protection Act of 1991 limits the hours during which telesales personnel may call consumers between 8:00 AM and 9:00 PM, and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, and the Federal Trade Commission regulations promulgated thereunder (The "Telemarketing Sales Rule") prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the Federal Trade Commission and state attorney generals have authority to prevent telesales activities that constitute unfair or deceptive acts or practices. Additionally, some states have enacted laws and others are considering enacting laws targeted directly at telesales practices. There can be no assurance that any additional laws, if enacted, will not affect Cross Media's current or future operations by adversely affecting the operations and practices of the call centers owned by Cross Media or the independent call centers with which Cross Media has relationships. Compliance with regulations promulgated by these agencies is generally the responsibility of the call center. As a result, the call centers owned by Cross Media, as well as the independent call centers with which Cross Media has relationships could be subject to a variety of enforcement actions for any failure to comply with such regulations.

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

The Federal Trade Commission routinely reviews its trade regulation rules to determine if changes are warranted. In January 2003, the Federal Trade Commission concluded a year long review of the Telemarketing Sales Rule, which was originally enacted in 1995. This review resulted in various changes and additions to the existing rule. The amended rule includes, among other things, regulations concerning a national do-not-call registry, caller identification requirements, use of predictive dialers, and enhanced disclosure requirements for certain types of transactions, such as "upsells." The amended rule becomes effective March 31, 2003, with the exception of the national do-not-call and caller identification provisions. Several industry associations have filed suit against the FTC in connection with its promulgation of the do-not-call regulation, claiming that the regulation is not within the FTC's jurisdiction. Regardless of the outcome of those actions, several of the amended rule's new provisions may affect Cross Media's telemarketing operations, which may adversely affect its telemarketing practices.

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

Laws and regulations regulating the transmission of unsolicited e-mail marketing messages are being considered by many jurisdictions. Legislation of that type has been enacted in over half the states and similar legislation is pending in several other states and in Congress. The Telecommunications Act of 1996 prohibits some types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, Cross Media cannot be certain that similar legislation will not be enacted and upheld in the future.

There has been increasing public debate about the collection, distribution and use of information about consumers. Although this debate has primarily focused on information collected through the Internet, many of the issues apply to data gathered through other media. Cross Media interacts with consumers through various direct marketing efforts, both online and offline. As a consequence of government regulation or evolving standards of consumer privacy protection, it may be required to make changes to its marketing media and platforms in ways that could diminish the effectiveness of marketing efforts, which could harm Cross Media's business.

EMPLOYEES

As of March 28, 2003, Cross Media had approximately 731 full time employees and 101 part time employees.

Available Information

      Cross Media's internet address is www.xmmcorp.com. Cross Media makes available free of charge on www.xmmcorp.com its annual report on Form 10-K and is currently in the process of making available the quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

      In addition, Cross Media will provide, at no cost, paper or electronic copies of our reports and other filings (excluding exhibits) made with the SEC. Requests should be directed to:

                        Cross Media Marketing Corporation
                          461 Fifth Avenue, 19th Floor
                            New York, New York 10017
                              Attn: Ronald Altbach

The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

ITEM 2. PROPERTIES

Cross Media's principal offices are located at 461 Fifth Avenue, New York, New York. Cross Media has a ten-year lease to rent 12,287 square feet of space at 461 Fifth Avenue, New York, New York at an estimated annual cost of approximately $818,000 which expires, in 2011. Media Outsourcing Inc's., a wholly owned subsidiary ("MOS"), principal offices are located at 200 Chastain Center Blvd, Suite 250, Kennesaw, Georgia 30144 with an annual cost of approximately $280,000 and expires in 2008. Cross Media has an additional office in GA at 2550 Heritage Court, Atlanta, Georgia. The lease for this office provides for approximately 16,800 square feet of space, expires in 2004 and the annual rent is approximately $280,000.

NSI has an office in New York and two offices in Florida. The NSI office in New York is located at 230 Fifth Avenue with an annual cost of approximately $216,000 and NSI's two offices in Florida have an annual cost of approximately $120,000 and $80,000, respectively. In January 2002, Cross Media entered into a five-year lease at 11720 Sunrise Valley Drive, Reston Virginia with 10,376 square feet for an approximate cost of $247,000 annually. Cross Media also has four call center locations in the state of Montana with aggregate annual lease payments of $350,000.

ITEM 3. LEGAL PROCEEDINGS

Cross Media provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has incurred and the amount of such liability can be reasonably estimated.

Ecoupons.com

In March 2002, former stockholders of eCoupons.com, Inc., a company that merged with and into LifeMinders in December 2000, filed a complaint on their behalf and on behalf of other former stockholders, J.M. Thies, et al v. LifeMinders, Inc. et al. (No. 02-2119-KHV), in the United States District Court for the District of Kansas against LifeMinders, Inc. (which Cross Media acquired by merger on October 24, 2001), and two directors of Cross Media and several former officers and directors of LifeMinders. The plaintiffs alleged that the defendants made misrepresentations to the plaintiffs to induce them to merge eCoupons with and into LifeMinders. They requested monetary damages in an amount not less than $4.2 million and punitive damages in an amount not less than $5 million against the defendants. In accordance with the terms of the merger agreement with LifeMinders, Cross Media is obligated to indemnify the other defendants. Cross Media was aware of the dispute prior to closing the LifeMinders acquisition.

On November 6, 2002, the District Court for the District of Kansas (i) dismissed all of the individual defendants from the action, (ii) ordered that plaintiffs' claims against LifeMinders (now Cross Media) must proceed in arbitration, and
(iii) stayed all claims against LifeMinders pending the outcome of arbitration.

On January 27, 2003, the plaintiffs filed for arbitration with the American Arbitration Association in Fairfax, VA, alleging the same facts as the Federal court case. On March 6, 2003, Cross Media filed an answer, in which it denied all allegations of wrongdoing, and a notice to dismiss the claim. Cross Media intends to vigorously defend this matter. However, if an adverse final judgment is issued against Cross Media in arbitration and if its insurance does not adequately cover the damages, such an event could have a material adverse effect on its financial condition and results of operations.

                            Federal Trade Commission

On April 9, 2002, the United States Department of Justice ("DOJ"), on behalf of the Federal Trade Commission ("FTC"), filed a complaint, United States v. Prochnow, et al. No. 1:02-CV-917 (JOF), in the United States District Court for the Northern District of Georgia against Cross Media, MOS, Ronald Altbach, Dennis Gougion, an officer of MOS, and Richard Prochnow, a former consultant to MOS. The complaint alleged violations of the Federal Telemarketing Sales Rule and the Federal Trade Commission Act and non-compliance with a previous FTC order entered into by Mr. Prochnow, individually and doing business as Direct Sales International, Inc., and Mr. Gougion, individually. MOS acquired certain assets of Direct Sales International in January 2000. The complaint sought monetary civil penalties, redress, injunctive, and other relief against any such future violations.

Simultaneous with the filing of the complaint, plaintiffs filed a motion for a temporary restraining order against the defendants seeking, among other things, compliance with the Telemarketing Sales Rule, the FTC Act, and the previous FTC order. At the April 10, 2002 hearing for the temporary restraining motion, the parties agreed to postpone the hearing for a later date to facilitate settlement discussions. Following several negotiation meetings and subsequent agreements to postpone the hearing date, on October 21, 2002, the court issued an order denying the FTC's motion for a temporary restraining order, with leave to renew the motion.

On March 28, 2003, Cross Media and MOS signed a proposed agreement with FTC and DOJ staff attorneys resolving all matters of dispute between them regarding the allegations in the April 9, 2002 complaint, without any admission of guilt by Cross Media and MOS, and without trial or adjudication of any issue of fact or law. However, the settlement agreement is subject to review and approval by the FTC and the DOJ and is not final and binding on the parties until such process is completed.

The settlement agreement, as currently, agreed, will require Cross Media and MOS to comply with certain disclosure, record keeping and reporting requirements regarding the manner in which they conduct their telemarketing business. Further, the settlement agreement provides for a civil penalty of $1 million, of which, $650,000 has been suspended by the government based on the accuracy and completion of previously issued Company financial statements and the financial results herein, resulting in a $350,000 payment to be made in two equal installments. In the event of a default of either installment, the entire penalty, with interest, shall become immediately due. Accordingly, Cross Media has accrued $350,000 of the penalty as of December 31, 2002.

While Cross Media believes that the proposed settlement agreement will be approved by the FTC and the DOJ as agreed upon with the staff attorneys representing those agencies, there is no certainty that these agencies will approve the settlement on the terms agreed upon or at all. Further, Cross Media is unable to predict what effects, if any, this settlement agreement may have on its operations.

Class Action Litigation

On July 16, 2002, Cross Media and Ronald Altbach were named as defendants in a putative class action entitled Woodruff v. Cross Media Marketing Corp., 02 Civ. 5462, pending in the United States District Court for the Southern District of New York. On October 8, 2002, this action and four other virtually identical actions were consolidated under the caption In re Cross Media Marketing Corporation Securities Litigation, 02 Civ. 5462 (RPP).

On December 13, 2002, the plaintiffs filed a superseding consolidated amended complaint ("Complaint"), asserting claims for securities fraud under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 against Cross Media, Mr. Altbach, certain other current or former officers and a consultant on behalf of a putative class of stockholders who purchased shares of Cross Media between November 5, 2001 and July 11, 2002 at prices allegedly inflated by purported material omissions in Cross Media's public disclosures.

Defendants filed its motion to dismiss the Complaint on March 3, 2003. That motion is scheduled to be fully briefed by May 9, 2003, and will trigger an automatic stay of disclosure under the Private Securities Litigation Reform Act of 1995 pending a decision on the motion. If its motion to dismiss the Complaint is denied, Cross Media intends to vigorously defend this matter on its own behalf and on behalf of the current and former officers named as individual defendants. Because this lawsuit is still in the early stages, Cross Media is unable to predict the outcome or the effect it may have on Cross Media's operating results, financial condition or stock price.

Shareholder Derivative Lawsuit

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

In addition to the matters described above, from time to time Cross Media receives other complaints and inquiries in the course of conducting its regular business. Cross Media responds to these matters as soon as they are received and seeks to resolve them as expeditiously as possible with minimal interruption and distraction to operations. Cross Media does not believe that the outcome of any of these other matters will likely have a material impact on its business operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Cross Media's common stock trades on the American Stock Exchange under the symbol "XMM". The following table sets forth the range of high and low sale prices of Cross Media's common stock since January 1, 2000 giving effect to the 1-for-5 share reverse split of Cross Media's common stock effected on October 24, 2001.

                                                                    Common Stock
                                                                    ------------
                                                                    HIGH    LOW
                                                                    -----   ----
FISCAL YEAR ENDED DECEMBER 31, 2001
  First Quarter .................................................  $11.88  $4.00
  Second Quarter ................................................   10.75   4.50
  Third Quarter .................................................   10.90   6.00
  Fourth Quarter ................................................    9.40   6.25
FISCAL YEAR ENDED DECEMBER 31, 2002
  First Quarter .................................................   13.18   8.91
  Second Quarter ................................................   14.89   8.70
  Third Quarter .................................................    9.35   0.75
  Fourth Quarter ................................................    1.23   0.42

As of March 31, 2003, there were approximately 417,000 holders of record of the common stock.

DIVIDENDS

Cross Media has never paid or declared any dividends on its common stock and does not contemplate paying any such dividends in the foreseeable future. Cross Media currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and the financial position of Cross Media, general economic conditions, restrictions under financing documents and other relevant factors. Under the Fleet credit agreement, Cross Media is currently prohibited from declaring and paying dividends other than dividends payable in shares of common stock, to its stockholders.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

On February 16, 2003, Cross Media issued ten-year warrants to purchase an aggregate of 500,000 shares of common stock with an exercise price of $1.91 to Lancer Offshore, Inc. due to non-payment of the principal balance of the note issued on August 16, 2002. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Lancer Offshore, Inc. represented that it was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

On February 16, 2003, Cross Media issued ten-year warrants to purchase an aggregate of 500,000 shares of common stock with an exercise price of $1.91 to Lancer Offshore, Inc. due to non-payment of the principal balance of the amended note issued in conjunction with the purchase of JWE. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Lancer Offshore, Inc. represented that it was acquiring the securities for investment purposes; and (2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

On December 31, 2002, Cross Media issued five-year warrants to purchase an aggregate of 10,000 shares of common stock with an exercise price of $0.55 to Mark Danchak in connection with consulting services. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Mark Danchak represented that he was acquiring the securities for investment purposes; and
(2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

On December 31, 2002, Cross Media issued five-year warrants to purchase an aggregate of 30,000 shares of common stock with an exercise price of $0.55 to Jeffrey Leach in connection with consulting services. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Jeffrey Leach represented that he was acquiring the securities for investment purposes; and
(2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

On December 31, 2002, Cross Media issued five-year warrants to purchase an aggregate of 20,000 shares of common stock with an exercise price of $0.55 to Michael Rowsom in connection with consulting services. The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act as a transaction not involving any public offering, because: (1) Michael Rowsam represented that he was acquiring the securities for investment purposes; and
(2) Cross Media did not engage in any general advertisement or general solicitation in connection with the issuance of the securities.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Cross Media's condensed consolidated financial statements and accompanying notes included elsewhere herein.

In reading the following selected historical financial data, please note the following:

- On January 28, 2000, Cross Media acquired substantially all of the assets and assumed certain liabilities of Direct Sales International, LP. (DSI) for approximately $27.6 million, including closing costs of approximately $1.1 million and an agreement to provide approximately $1.5 million of funding to Amerinet, Inc. (Amerinet)

- On October 24, 2001, Cross Media acquired the stock of LifeMinders, Inc., an online direct marketer, through the merger of LifeMinders with and into Cross Media. The total purchase price was approximately $62 million.

- On January 11, 2002, Cross Media acquired all of the capital stock of NSI. NSI develops and markets a wide variety of products through direct response advertising in Sunday publications. The total cost of acquisition was approximately $20.1 million.

- On May 27, 2002, Cross Media completed the acquisition of substantially all of the assets of JWE Enterprise, Inc., a magazine subscription business and the other 50% interest in an investment partnership from JWE Holdings, Inc. (collectively JWE)

                                                      FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                                 ----------------------------------------------------
                                                   2002       2001       2000       1999       1998
                                                 -------    --------   --------   --------   --------
Revenues, net                                    $145,118   $100,116   $ 55,939   $     --   $     --

Income (loss) from continuing operations         $(29,300)  $ 11,168   $    424   $ (9,540)  $   (319)

Net income (loss) per share applicable
to common stockholders
Basic                                              (2.38)       1.00      (9.18)     (0.80)     (0.18)
Diluted                                            (2.38)       0.86      (9.18)     (0.80)     (0.18)

Total assets                                    $123,694    $ 95,284   $ 43,944   $  1,056   $    344

Total long-term obligations                      $ 9,118    $  5,853   $ 10,419   $    523   $     69


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read together with the consolidated financial statements of Cross Media and the accompanying notes to the Consolidated Financial Statements included elsewhere herein. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Cross Media for the years ended December 31, 2002, 2001 and 2000, respectively.

CRITICAL ACCOUNTING POLICIES

The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Cross Media's critical accounting policies are described in Note C in the Notes to the Consolidated Financial Statements included elsewhere herein. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Revenue Recognition

Magazine Revenue

Revenues derived from originating magazine subscriptions for publishers are recognized by Cross Media when Cross Media receives the first installment payment for subscriptions purchased and the publisher has accepted the order. Magazine subscription revenues are recorded net of cancellations, collection reserves, and payments made to publishers for fulfillment costs. Cross Media performs an ongoing review of its cancellation and collection reserve using a static pool analysis on the pay to maturity results of the portfolio of consumer receivables, to ensure that the receivables reflect their net realizable value. In 2002, Cross Media refined its estimates used in the analysis to factor in the most current performance and to separately evaluate its reserve on older receivables. These evaluations are inherently judgmental and require material estimates based on historical experience of collectibility and economic trends. Material differences may result in the amount and timing of Cross Media's revenue for any period if Cross Media's management made different judgments or utilized different estimates. For example, a one percent change in the estimated cancellation and collection rate at December 31, 2002 would result in a change in the cancellation and collection reserve, and a change in net revenue of $3.4 million.

Other Magazine Revenue

Cross Media receives fees from outside third parties for securing memberships in the third party's discount-buying club. These fees are recognized when the related subscriptions or memberships are obtained. Revenues also include commissions earned from publishers for providing certain publications to customers who purchased multiple subscriptions.

Revenue from Print Advertising

Revenue from print advertising relates to National Syndications Inc. ("NSI") operations are one time purchases made by customers. Revenue from print advertising is usually generated by inbound calling in response to advertising space in Sunday magazines and involves the one time sale of products such as coins and collectibles. Revenue is recognized gross as Cross Media acts as the principal to the transaction with the customer and are responsible for providing the product to the customer and have general inventory and credit risk on the transaction.

Continuity Revenue

Continuity revenue is generated from the sale of products to a customer over multiple months, generally involving the sale of videos or coins. Revenue is recognized upon each shipment of product, net of reserves. Revenue is recorded gross as Cross Media is the principal and is primarily responsible for providing the product to the customer and has general inventory and credit risk on the transaction.

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

Restructuring

During the quarter ended September 30, 2002, Cross Media announced changes to its business plan and other actions to reduce operating expenses through a reduction in workforce and non-personnel operating expenses. As a result of this restructuring, Cross Media recorded $4.2 million in restructuring costs during the third quarter ended September 30, 2002. The restructuring costs consist of $2.3 million relating to Cross Media's estimate of employee severance and related costs for employees terminated and $1.9 million relating to estimates of office space lease commitments where Cross Media intends to close offices, net of any sublease rentals, and other exit costs. Restructuring costs were accrued in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity".

RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

                                                     For the Year Ended 2002
                                          ---------------------------------------------
                                          Magazine   Collectibles    Other      Total
                                          --------   ------------   --------   --------
Revenue, net                              $ 92,222   $     48,758      4,138   $145,118
Commission expense                          40,940             --         --     40,940
Other direct costs                          40,523         44,299      5,207     90,029
                                          --------   ------------   --------   --------
Gross Profit                                10,759          4,459     (1,069)    14,149
General and adminstrative expenses          13,596          7,749      9,295     30,640
Depreciation and amortization                2,036            373         88      2,497
Impairment charge                                                      6,116      6,116
Restructuring charge                            --             --      4,196      4,196
                                          --------   ------------   --------   --------
Income from operations                      (4,873)        (3,663)   (20,764)   (29,300)
Equity in income of limited partnerships        --            625         --        625
Interest Income (Expense)                   (2,791)            --       (714)    (3,505)
Other Income (Expense)                        (129)           612         33        516
                                          --------   ------------   --------   --------
Income (loss) before taxes                $ (7,793)  $     (2,426)  $(21,445)  $(31,664)
                                          ========   ============   ========   ========

                                                     For the Year Ended 2001
                                          --------------------------------------------
                                          Magazine   Collectibles   Other      Total
                                          --------   ------------  --------   --------
Revenue, net                              $ 99,606   $         --  $    510   $100,116
Commission expense                          42,568             --        --     42,568
Other direct costs                          29,135             --       174     29,309
                                          --------   ------------  --------   --------
Gross Profit                                27,903             --       336     28,239
General and adminstrative expenses          13,410                    1,780     15,190
Depreciation and amortization                1,135             --       746      1,881
                                          --------   ------------  --------   --------
Income from operations                      13,358             --    (2,190)    11,168
Interest Income (Expense)                   (2,003)                     (57)    (2,060)
                                          --------   ------------  --------   --------
Income (loss) before taxes                $ 11,355   $         --  $ (2,247)  $  9,108
                                          ========   ============  ========   ========

Revenues, net: During the year ended December 31, 2002, net revenues were $145.1 million, a $45 million or 45% increase from net revenues of $100.1 million for the year ended December 31, 2001. The increase in revenues relates to (1) $48.8 million generated from the sale of coins, collectibles and other products sold through our print and telesales channels, which we acquired through our acquisition of NSI during the first quarter of 2002 (2) a decrease in our magazine revenues and other related revenues of approximately $7.4 million and
(3) an increase in our online revenues of $3.6 million.

The decrease in magazine revenues of $7.4 million is a result of a (a) $6.7 million reduction in other magazine revenues such as commissions from discount third party buying clubs, publisher fees and other magazine revenues, (b) $7.2 million increase in the reserve for collection of consumer receivables due to a refinement to its estimates used in the pay to maturity analysis on its magazine accounts receivable to reflect current trends in the accounts receivable population, partially offset by (1) $3.8 million increase in revenues associated with higher sales of magazine subscriptions, due to the expanded call center operations in the first two quarters of 2002 and (2) $2.6 million decrease in magazine costs relating to payments to publishers for fulfillment costs, which increased net magazine revenues, due to new negotiated rate agreements with publishers. During the fourth quarter 2002, Cross Media noted a decline in the performance of its older receivables and recorded an additional reserve of $6.3 million.

Magazine revenues decreased $6.7 million due to the termination of a contract for third party discount buying clubs, which was subsequently replaced but with lower commission fees and a downturn in the advertising marketing, which effected revenues for publisher fees. Collectibles revenue was adversely impacted by returns of approximately $1.0 million in January and February of 2003 relating to fourth quarter 2002 sales of a new product offering. Online revenues increased $3.7 million due to new programs implemented in 2002, which were not operational during 2001.

Commission Expense: Commission expense decreased $1.6 million or 3.8% to $40.9 million in the year ended December 31, 2002 from $42.6 million in the same period of 2001 as a result of a decrease in magazine contracts from our independent call centers. Commission expense increased as a percentage of net magazine revenues from 42.7% for the year ended December 31, 2001 compared to 44.4% for the year ended December 31, 2002, as a result of the decrease in the revenues of $7.2 relating to the refinement of the estimates used in its pay to maturity analysis to factor in the most current performance of the receivables.

Other Direct Costs: Other direct costs increased $60.7 million from $29.3 million for the year ended December 31, 2001 to $90 million for the year ended December 31, 2002. This increase is a result of $44.3 million in direct costs relating to sale and promotional advertising costs incurred in connection with the sale of coins, collectibles and other products relating to our print and outbound telesales channels, which were acquired through our acquisition of NSI during the first quarter of 2002, as well as a $16.4 million or 56% increase in other direct costs relating to the magazine and online business. The increase in direct costs is primarily attributable to the operational costs incurred with the acquisition of JWE of approximately $7 million, $5 million in costs relating to the online business, which was not operational in 2001 and increased direct costs associated with the magazine business of $4.4 million relating to a planned increase in personnel based on Cross Media's anticipated growth which did not occur.

General and Administrative Expenses: General and administrative expenses increased $15.4 million to $30.6 million for the year ended December 31, 2002 from $15.2 million in the year ended December 31, 2001. The increase is attributable to the following: (1) an increase of general and administrative costs relating to the acquisitions of NSI and JWE of $7.7 million and $0.9 million, respectively, during 2002,(2) a $1.7 million increase in employee benefits and other costs relating to the online business, (3) a $2.9 million increase in additional professional fees and FTC settlement fees and (4) an additional $2.4 million relating to the increased corporate overhead and expansion of MOS' operations in the first and second quarters in anticipation of increased revenue from growth of operations, which did not occur.

Depreciation and amortization: Depreciation and amortization increased $0.6 million or 32% from $1.9 million for the year ended December 31, 2001 to $2.5 million for the year ended December 31, 2002. The increase in depreciation and amortization directly relates fixed assets additions for the expansion of our operations for the magazine and online business of approximately $8.5 million. Additionally, Cross Media recorded $0.4 million relating to the fixed assets acquired in the NSI acquisition in 2002.

Impairment charge: During the fourth quarter of 2002, Cross Media had a fair valuation of each reporting unit determined through the use of an outside independent valuation consultant. The consultant considered both the income approach and the market approach in determining fair value. As a result of this annual impairment test, Cross Media recorded a pretax goodwill impairment charge of $6.1 million. This fourth quarter impairment charge related to the Lifeminders goodwill associated with the future recoverability of the tax net operating losses.

Restructuring Charge: During the year ended December 31, 2002, Cross Media implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream. The total restructuring charge of $4.2 million related to the elimination of approximately 30 employee positions across multiple business units and lease obligation costs for office space that Cross Media is no longer occupying, net of sublease income.

Interest Expense: For the year ended December 31, 2002 interest expense was approximately $3.5 million an increase of $1.4 million from the year ended December 31, 2001. Interest expense increased $0.6 million due to higher debt outstanding of $25 million on the revolving credit facility compared to $17.3 million at the end of 2001. In addition, Cross Media incurred approximately $0.8 million for the amortization of deferred financing relating to the Fleet Credit Facility.

Equity in income from affiliates was approximately $0.6 million a result of NSI's 49% ownership of several limited partnerships acquired as part of the NSI acquisition in 2002.

Other Income (expense): For the year ended December 31, 2002, Cross Media recorded approximately $0.5 million in other income relating to management fees received from one if its 49% limited partnership which was acquired as part of the NSI acquisition in 2002.

Provision for Income Taxes: During the year ended December 31, 2002, Cross Media recorded a provision for income tax of approximately $2.3 million compared to a $0.3 million for the year ended December 31, 2001. The $2.3 million tax provision relates to a 100% valuation allowance on the $2.8 million in deferred taxes recorded during 2001 for the expected benefit of the existing company's NOL's and the NOL acquired with the acquisition of LifeMinders to be realized in 2002.

Preferred Dividends: For twelve months ended December 31, 2002, Cross Media recorded approximately $87,000 in preferred dividends as a result of the issuance of the Series B preferred stock in conjunction with the acquisition of JWE, compared to $0.8 million of preferred dividends recorded during the year ended December 31, 2001 in connection with the Series A Preferred Stock, which is no longer outstanding.

Extraordinary Loss: Upon entering into the new credit agreement with Fleet, Cross Media terminated its credit agreement with Coast Business Credit ("Coast"). Cross Media repaid the remaining borrowings of approximately $18 million under the Coast facility, as well as an early termination fee of $0.2 million. As a result of the early termination of the Coast facility during the year ended December 31, 2002 Cross Media recorded an extraordinary charge of approximately $0.5 million relating to the early termination fee and the write off of the unamortized balance of deferred financing costs relating to the Coast facility.

Net Income (Loss) Applicable to Common Stockholders: For the twelve months ended December 31, 2002, Cross Media had a net loss applicable to common stockholders of approximately $34.5 million, which resulted in diluted loss per share applicable to common stockholders of $2.38 compared to a net income applicable to common stockholders of $0.86 per share for the year ended December 31, 2001.

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

Interest Expense: During the year ended December 31, 2001, interest expense was approximately $2.1 million compared to $4.4 million for the year ended December 31, 2000. The decrease is primarily related to the one time non-cash interest expense recorded for the year ended 2000 of approximately $2.4 million related to the fair value of shares and warrants issued in connection with the initial issuance and subsequent conversions of securities issued in the DSI acquisition financings. Interest expense relating to the Coast Business Credit financing facility for the year ended December 31, 2001 was approximately $2.0 million compared to $1.9 million for the year ended December 31, 2000 relating to the amortization of deferred financing fees and interest on the Coast Business Credit financing facility.

Income Taxes: Cross Media recorded a provision of $275,000 for income taxes in 2001 reflecting a state tax liability resulting from the MOS' operations. During the fourth quarter of 2001, Cross Media recorded an adjustment of $700,000 to reduce the valuation allowance on the deferred tax asset, based on an assessment of historical and projected future profitability. In recording the asset during the fourth quarter, Cross Media considered that it had experienced six consecutive quarters of profitability and at that time forecasted continued profitability in the foreseeable future. At December 31, 2001, Cross Media's forecast for 2002 showed sufficient pre-tax net income to utilize the net operating loss carryforwards and absorb the tax benefit of certain timing differences included in the deferred tax asset. This resulted in the adjustment of $700,000 to reduce the valuation allowance on the deferred tax asset. In addition, Cross Media was in the process of finalizing its evaluation of certain tax savings strategies identified in the fourth quarter, which resulted in $325,000 of additional tax savings recognized in the fourth quarter. Cross Media also recorded a deferred tax asset of $2.1 million, relating to the expected utilization of net operating loss carryforwards relating to the acquisition of LifeMinders, Inc., which was acquired in October 2001. This asset was recorded as part of the opening balance sheet of LifeMinders, Inc.

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

                         LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002 Cross Media had cash on hand of $30,000. Cross
Media generates cash flow from the sale of magazines and collection of consumer receivables, commissions earned from publishers in connection with originating paid subscriptions for certain publications, and commissions earned on the sale of third-party discount buying club memberships. Cross Media also generates cash flow through the sale of coins, collectibles and other products relating to the print and outbound sales channels.

During the twelve months ended December 31, 2002 Cross Media used $15.4 million in operating activities, used $17.4 million in investing activities, relating to the net cash paid in connection with the NSI and JWE acquisitions plus purchases of equipment, and generated $20.3 million from financing activities from the private placement of Cross Media common stock and a new Fleet credit facility, described below. The $15.4 million used in operating activities is principally comprised of $34.5 million net loss from operations and an increase in our magazine and other receivables of $5.9 million relating to an increase in revenues, partially offset by an increase in our payables and accrued liabilities of $12.9 million and non-cash charges of approximately $9.4 million. The $17.4 million used in investing activities is principally comprised of $10.0 million and $1.9 million in cash paid to acquire both NSI and JWE during 2002 and approximately $6.4 million in cash used to purchase equipment. The $20.3 million generated through financing activities is principally comprised of $27.1 million of net proceeds relating to the Fleet credit facility, $11.0 million in net proceeds from a common stock offering, $2.5 million of net proceeds from the exercise of stock options and warrants, $3.7 million relating to bridge loan and notes received during 2002, offset by $18.1 million repayment of the Coast facility and $4.0 million of payments of notes and other acquisition related payables, financing costs relating to the NSI and JWE acquisitions and other financing related activities.

The Company is required to redeem the Series C Convertible Preferred Stock issued in connection with the JWE acquisition in specified equal installments on the last day of each month, beginning on January 31, 2003 through May 31, 2004, and the balance on June 30, 2004 by paying in cash, out of funds legally available, therefore, at a sum per share equal to the Stated Value totaling $1.9 million as set forth in the Certificate of Designation. However, Cross Media has not made payments to the JWE Parties in January, February, and March 2003. Because Cross Media has not made these payments, the preferred stock may be redeemed at the option of the holder at any time.

Cross Media has experienced a net loss applicable to common stockholders of $34.5 million during the year ending December 31, 2002. Cross Media had negative cash flows from operations for the years ending December 31, 2002 and 2001 of $15.4 million and $12 million, respectively. Cross Media was required to repay all outstanding borrowings under the Fleet credit facility as of December 31, 2002. As of March 31, 2003 Cross Media was unable to obtain replacement financing and was not in compliance with several financial covenants under the credit agreement. In March 2003, Cross Media received a notice of default from Fleet. In addition, Cross Media is unable to incur additional borrowings under the credit facility.

Management has undertaken certain actions in an attempt to improve the Company's liquidity and return the company to profitability. These actions included significant overhead reductions instituted in the third quarter of 2002. Cross Media intends to make additional overhead reductions and/or sell certain assets to improve cash flow. In November 2002, Cross Media received an initial financing proposal from an asset-based lender, which would, if consummated, provide a $50 million credit facility to replace Cross Media's Fleet credit facility. The proposal is contingent upon the lenders due diligence, other conditions and final documentation. Management is also in discussions with several other lenders and investors. We may not be able to complete this proposed financing or any other replacement financing.

As a result of its liquidity restrictions, Cross Media has been unable to meet certain of its customer and vendor payable obligations, and has been forced to extend the terms of such payments. Management has developed a plan for meeting these payment obligations whereby it will become current with respect to its customer obligations.

The independent auditor's report to our financial statements for the years ended December 31, 2002 and 2001 include an emphasis paragraph, in addition to their audit opinion, stating that Cross Media's recurring losses from operations and working capital deficiency raise substantial doubt about Cross Media's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from Cross Media's inability to continue as a going concern.

Cross Media's ability to obtain both replacement and additional financing depends on many factors beyond its control, including the state of the capital markets, the market price of Cross Media's common stock, the prospects of the business and the approval by the stockholders of an amendment to the certificate of incorporation increasing the number of shares of common stock Cross Media is authorized to issue. The necessary additional financing may not be available to Cross Media or may be available only on terms that would result in further dilution to the current owners of Cross Media's common stock. Failure to obtain commitments for interim and longer term financing would have a material adverse effect on the business, results of operations and financial condition, which may include ceasing Cross Media's operations . If the financing Cross Media requires to sustain its working capital needs is unavailable or insufficient, Cross Media may be unable to continue as a going concern.

                                 NSI AQUISITION

On January 11, 2002, Cross Media acquired all of the capital stock of NSI. NSI develops and markets a wide variety of products through direct response advertising in Sunday publications. The acquisition substantially expanded Cross Media's consumer reach through the addition of 62.5 million households to support Cross Media's powerful multi-product, multi-channel sales for traditional and online direct marketing. The acquisition positions Cross Media as the largest print advertiser on Sunday in the United States through its presence in over 1500 newspapers. Cross Media recorded the cost of the NSI acquisition of approximately $20.1 million, as follows: (i) $9 million in cash,
(ii) $3.1 million in negotiable promissory notes, (iii) $2.5 million in non-negotiable promissory notes, (iv) $3.2 million through the issuance of 279,859 shares of common stock, (v) a $1.3 million liability for the estimated current portion of the contingent consideration (described below) and (vi) approximately $1 million in transaction costs, including warrants valued at $372,000. Cross Media may pay up to approximately $3.1 million in contingent consideration based on three times the Limited partnerships' 2001 EBITDA of certain limited partnerships of which NSI is a party (the "Limited partnerships") and the aggregate Limited partnerships' income from January 1, 2001 through December 31, 2004. The contingent consideration, if paid, will be accounted for as additional purchase price. The remaining balance of the $2.1 million contingent consideration has not been recorded on the balance sheet as of December 31, 2002, as the outcome of the contingency is not determinable beyond a reasonable doubt. Goodwill and other identifiable intangible assets recorded as a result of the transaction was $19.5 million as of December 31, 2002. The operating results from NSI have been included in the consolidated results of operations since the date of the acquisition.

The promissory notes bear interest at the rate of 7% per annum, are payable in 36 consecutive monthly installments on the last business day of each month, payments commenced on January 31, 2002, and were initially secured by the assets of NSI. Upon the closing of the NSI transaction, Cross Media obtained a letter of credit in the amount of $1 million from Fleet National Bank under the NSI existing credit agreement. On March 19, 2002, Cross Media obtained a letter of credit in the amount of $5.6 million, representing the full amount of the notes, under its credit facility (See Note H) and the lien on the NSI assets was released. As of December 31, 2002, $4.0 million was outstanding as a result of payments made under the note agreement.

                                 JWE ACQUISITION

On May 27, 2002, Cross Media completed the acquisition of substantially all of the assets of JWE Enterprises, Inc., a magazine subscription business, and the other 50% interest in a joint venture from JWE Holdings, Inc. (collectively
JWE). The purchase of JWE should (1) increase sales relating to magazine subscriptions (2) provide an increase in contribution margin based on historical financial information (3) decrease the dependency on using our independent teleservice agencies to generate the sale of magazine subscriptions and (4) provide additional experienced call center management team. The non-contingent purchase price for the acquisition was approximately $9.1 million, consisting of
(i) approximately $1.7 million in cash, of which $1.5 million was borrowed from, and is evidenced by a note payable to, Lancer Offshore Inc. (ii) 416,980 shares of common stock, with a fair value of $5.0 million, (iii) 2,000 shares of Series B convertible redeemable preferred stock (the "Preferred Stock") having a redemption value and fair value on the date of issuance of $1.9 million and (iv) $0.6 million of additional consideration, payable in cash in the fourth quarter of 2002. As additional consideration Cross Media issued warrants as payment for fees incurred in connection with the acquisition valued at approximately $1.1 million. In addition, Cross Media may be required to make additional cash payments of up to $10.0 million during the period of January 1, 2003 through June 30, 2005 if certain performance criteria for the acquired businesses are met.

On May 27, 2002 Cross Media issued 2,000 shares of Series B convertible preferred stock with a $950 per share liquidation value to Jason Ellsworth, in conjunction with the purchase of JWE. Beginning on November 23, 2002, Jason Ellsworth had the right to convert the preferred stock into a number of shares of Cross Media common stock equal to $950 divided by the lower of the same price used for calculating the number of Cross Media common shares delivered at closing or at the then market price (subject to a floor of 85% of the closing price). Beginning on November 23, 2002, Jason Ellsworth had the right to put the preferred stock to Cross Media at $950 per share. The preferred stock did not have voting rights and there were dividends on the preferred stock at the rate of 8% per annum, payable annually (beginning June 30, 2003) and at redemption. On December 5, 2002 an agreement was made between Jason Ellsworth and Cross Media, which amended certain terms of the original purchase agreement. As a result of this agreement (1) Jason Ellsworth agreed that he would not put the preferred stock or transfer or assign the shares, except if Cross Media repays its existing bank loan obligations owed in full on or before December 31, 2002
(2) if Cross Media did not repay in full its existing bank loan obligations on or before December 31, 2002 all accrued and unpaid dividends on the shares accrued were payable in full no later than January 5, 2003 and (3) Cross Media shall exchange the Series B shares for an equal number of Series C shares. During January, 2003, Cross Media paid all accrued and unpaid dividends as well as converted the Series B shares to Series C shares. The Series C shares are identical to Series B Shares, except that the Company is required to redeem the Series C Convertible Preferred Stock in specified equal installments on the last day of each month beginning on January 31, 2003 through May 31, 2004 and the balance on June 30, 2004 by paying in cash, out of funds legally available therefore, at a sum per share equal to the Stated Value as set forth in the Certificate of Designation. However, Cross Media has not made payments to JWE in January, February, and March 2003. As a result, the holder has the right under certain circumstances to require Cross Media to redeem the Series C shares for $1.9 million.

                                CREDIT FACILITIES

In March 2002, Cross Media obtained a $2 million revolving credit facility from Lancer, a principal stockholder of Cross Media. The interest rate on borrowings under the revolving credit facility was 8% per annum and Lancer had the right to demand repayment of all borrowings at any time after March 31, 2002. Cross Media issued to Lancer two-year warrants to purchase 50,000 shares of common stock at an exercise price of $10.00 per share as an inducement for Lancer to provide Cross Media the revolving credit facility. On March 19, 2002, all outstanding amounts owed under the Lancer facility were paid off upon entering into the Fleet credit facility, and subsequently the Lancer facility was terminated.

On March 19, 2002, Cross Media entered into a credit agreement with Fleet National Bank, as agent for the lender banks and as issuing lender and the several other lenders, to provide Cross Media a $35 million credit facility, subject to certain availability limitations. Interest on the credit facility accrues at the prime rate designated from time to time by the agent, Fleet, plus an applicable margin. The applicable margin is subject to adjustment based on Cross Media's leverage ratio. Cross Media also pays a commitment fee during the term of the facility based on the unused borrowings under the facility, and a letter of credit fee based on the applicable margin for the prime rate loans during the time that letters of credit remain outstanding.

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

On August 13, 2002, the Fleet credit facility was amended to (i) increase the interest rate by 0.5%, (ii) adjust certain financial covenants, (iii) require Cross Media to obtain up to $3.0 million of subordinated debt financing in form satisfactory to the lenders on or prior to September 2, 2002, the failure of which shall be a default, (iv) reduce the facility from $35 million to $30.7 million, provided that the remaining approximately $1.5 million of borrowing availability will only become available if Cross Media obtains the $3.0 million of subordinated debt financing described above, (v) provide that a default will occur if the settlement of the FTC complaint (See Note Q) is settled on terms that would require Cross Media to make a payment of damages, penalties, fines or similar payments in excess of $1 million, (vi) provide that a default will occur if neither of the following occurs by November 1, 2002: (a) the obligations under the credit facility are repaid and the lenders obligations to lend to be terminated or (b) Cross Media enters into a binding commitment with one or more financial institutions reasonably acceptable to Fleet which enables the credit facility to be paid in full and the lenders obligations to lend to be terminated by November 30, 2002; provided, however, that Cross Media may extend these dates by one month by making a $50,000 cash payment; and (vii) waive certain other non-financial defaults.

On August 16, 2002, Cross Media's credit facility was further amended. The amendment reduced the amount of subordinated debt financing which Cross Media was required to receive by September 2, 2002 from $3.0 million to $1.5 million. Cross Media obtained this financing from Lancer on August 19, 2002, as described below. Cross Media borrowed $750,000 under the facility without obtaining the lenders prior consent.

As of December 31, 2002, Cross Media had $25.0 million outstanding under the Fleet credit facility and is in default of the credit agreement. Cross Media is not able to repay the credit facility from cash from operations and must obtain replacement financing. During the quarter ended September 30, 2002, Cross Media wrote off all deferred financing fees related to the credit facility, which amounted to approximately $0.5 million

As of December 31, 2002 and March 31, 2003, Cross Media is in default of the Fleet Credit facility. Cross Media received a notice of default from Fleet in March 2003. There can be no assurance that a waiver will be obtained or that Fleet will not demand payment and foreclose on its collateral. As of March 31, 2003 Cross Media has not obtained replacement financing. Cross Media has received an initial financing proposal from an asset-based lender for a $50 million credit facility. There can be no assurance that the proposed financing will be completed.

As of March 31, 2003, the interest rate on the outstanding loans under the Fleet credit facility was currently 5.0%, the commitment fee was .375% and the letter of credit fee was 2.5%.

PRIVATE PLACEMENT

In March 2002, Cross Media completed a private placement in which it sold 1,105,475 shares of its common stock at a price of $10.50 per share to a limited number of accredited investors and received gross proceeds of approximately $11.6 million. Stonegate Securities, Inc. served as placement agent, for which it received a placement agent fee equal to 6% of the gross five-year warrants to purchase 110,548 shares of Cross Media common stock at an exercise price of $10.50 per share. The proceeds were used to reduce borrowings under the Fleet credit facilily.

LANCER NOTES

To fund the JWE acquisition in May 2002, Cross Media borrowed $1.5 million from Lancer Offshore, Inc. ("Lancer"). This note was amended in August 2002 (the "May Lancer Note"). The amended May Lancer Note was due February 16, 2003, and bears interest at the rate of 6% per annum until November 27, 2002 and 10% thereafter. Interest, which accrues from the date of issuance of the original note, is payable at maturity. Because Cross Media is in default of the note for failure to repay the note at its maturity, (i) Cross Media issued to Lancer a warrant to purchase 500,000 shares of common stock (the "May Lancer Note Warrants") and
(ii) Lancer may convert the May Lancer Note into shares of common stock of Cross Media at a rate of $1.91 of principal of, and/or accrued unpaid interest on the note. The May Lancer Note Warrants will be exercisable for a period of ten years from the date of issuance at an exercise price of $1.91 per share. In connection with the amendment of the original note and issuance of the May Lancer Note, Cross Media issued to Lancer an additional ten-year warrant to purchase 200,000 shares of its common stock at an exercise price of $1.91 per share. This resulted in a deferred finance charge of approximately $250,000 using the Black-Scholes fair market value approach. Cross Media is accounting for this as a non-cash interest charge, which is being amortized over the life of the note.

On August 16, 2002 Cross Media borrowed an additional $1.65 million from Lancer for operational cash needs. Cross Media must pay the entire unpaid balance and accrued interest on or after the earlier of (i) August 16, 2003 or (ii) the receipt by Cross Media of debt and/or equity financing resulting in at least $5 million of gross proceeds to Cross Media. The note bears interest at an annual rate of 10%, payable quarterly, in arrears. If Cross Media does not repay this note on the Maturity Date (August 16, 2003), the lenders may convert the note into shares of common stock at the ratio of $1.91 of principal and for accrued interest on the note. In addition, pursuant to the terms of this note, Cross Media issued to Lancer a warrant to purchase 500,000 shares of common stock because the note was not paid on February 16, 2003. Cross Media issued 200,000 warrants to purchase shares of common stock to Lancer in conjunction with the note. This resulted in a deferred financing charge of approximately $250,000 using the Black-Scholes fair market value approach. Cross Media is accounting for this as a non-cash interest charge, which is being amortized over the life of the note. All of these warrants are exercisable until August 16, 2012 at a price of $1.91 per share of common stock. Cross Media paid Lancer a fee of $150,000 for providing this financing which is being amortized as interest expense over the life of note.

CONTRACTUAL OBLIGATIONS

                                                              PAYMENTS DUE IN
                                             ===================================================
                             BALANCE AT
(dollars in thousandss)     DEC. 31, 2002      2003        2004-05       2006-07      after 2007
=======================     =============    =========     ========      ========     ==========
Bank debt                      $ 25,036      $ 25,036      $     --      $     --      $     --
Capital lease commitments         3,015         1,586         1,840             7            --
Operating leases                     --         2,584         4,878         4,086         4,160
Preferred Stock                   1,900         1,200           700            --            --
Notes Payable                     7,182         5,219         1,963            --            --
                               ========      ========      ========      ========      ========

COMMITMENTS

                                                                 AMOUNTS EXPIRING IN
                                                   ==================================================
                                   BALANCE AT
(dollars in thousands             DEC. 31, 2002      2003        2004-05       2006-07      after 2007
=====================             =============    ========      ========      ========     ==========
Acquisition earn outs                $    557      $  2,300      $  2,300      $     --      $     --
FTC Settlment                             350           350            --            --            --
Severance commitment                    1,181           823           358            --            --
Executive employment contracts                        3,300            --            --            --

                                  RISK FACTORS

      CROSS MEDIA'S LOSSES FROM OPERATIONS AND WORKING CAPITAL DEFICIENCY RAISE SUBSTANTIAL DOUBT ABOUT ITS ABILITY TO CONTINUE AS A GOING CONCERN.

      Cross Media has experienced a net loss applicable to common stockholders of $34.5 million during the year ended December 31, 2002. As a result, Cross Media restructured its operations, reduced costs and eliminated certain business initiatives. Cross Media recorded a restructuring charge of $4.2 million during the year ended December 31, 2002.

      The independent auditor's report to Cross Media's financial statements for the years ended December 31, 2002 and 2001 include an emphasis paragraph, in addition to their audit opinion, stating that Cross Media's recurring losses from operations and working capital deficiency raise substantial doubt about Cross Media's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from Cross Media's inability to continue as a going concern.

      Cross Media's ability to obtain both replacement and additional financing depends on many factors beyond its control, including the state of the capital markets, the market price of Cross Media's common stock, the prospects of the business and the approval by the stockholders of an amendment to the certificate of incorporation increasing the number of shares of common stock Cross Media is authorized to issue. The necessary additional financing may not be available to Cross Media or may be available only on terms that would result in further dilution to the current owners of Cross Media's common stock. Failure to obtain commitments for interim and longer term financing would have a material adverse effect on the business, results of operations and financial condition. If the financing Cross Media requires to sustain its working capital needs is unavailable or insufficient, Cross Media may be unable to continue as a going concern.

      CROSS MEDIA IS IN DEFAULT OF ITS CREDIT FACILITY AND SUBJECT TO RESTRICTIVE CREDIT FACILITY COVENANTS WHICH COULD HARM ITS FINANCIAL STATUS AND HAVE A NEGATIVE IMPACT ON ITS STOCK PRICE.

      Cross Media has pledged all of its assets and the assets and stock of its subsidiaries to Fleet and all assets to secure its obligations under its facility.

      Under the agreement with Fleet, Cross Media is also required, among other things, to maintain minimum financial ratios and remain current on certain other debt and trade payables. Moreover, Cross Media was required to obtain a binding commitment by November 30, 2002 to replace its existing credit facility and to repay the existing credit facility by December 31, 2002. As of March 28, 2003, Cross Media is not in compliance with certain financial covenants required by the Fleet Credit Facility, has not obtained a waiver, did not make the required November 2002 cash payment of $50,000 and is in default of its loan. Cross Media has received a notice of default from Fleet. Therefore, the lenders are entitled to accelerate the maturity of outstanding indebtedness under the credit facility, $25 million as of March 31, 2003 and to enforce its security interest in the pledged assets and stock, which would materially interrupt Cross Media's operations and possibly require Cross Media to curtail or cease operations. There can be no assurance that a waiver will be obtained or that Fleet will not declare a default and demand payment and foreclose on its collateral.

      CROSS MEDIA HAS A LIMITED RELEVANT OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE ITS PROSPECTS.

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

      CLASS ACTION AND STOCKHOLDER DERIVATIVE LAWSUITS HAVE BEEN FILED AGAINST CROSS MEDIA AND CERTAIN OF ITS OFFICERS AND DIRECTORS ALLEGING SECURITIES LAW VIOLATIONS, THE EFFECT OF WHICH CANNOT CURRENTLY BE DETERMINED.

      On July 16, 2002, Cross Media and Ronald Altbach, were named as defendants in a putative class action entitled Woodruff v. Cross Media Marketing Corp., 02 Civ. 5462, pending in the United States District Court for the Southern District of New York. On October 8, 2002, this action and four other virtually identical actions were consolidated under the caption In re Cross Media Marketing Corporation Securities Litigation, 02 Civ. 5462
      (RPP).

      On December 13, 2002, the plaintiffs filed a superseding consolidated amended complaint ("Complaint"), asserting claims for securities fraud under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 against Cross Media, Mr. Altbach, certain other current or former officers and a consultant on behalf of a putative class of stockholders who purchased shares of Cross Media between November 5, 2001 and July 11, 2002 at prices allegedly inflated by purported material omissions in Cross Media's public disclosures.

      Defendants filed their motion to dismiss the Complaint on March 3, 2003. That motion is scheduled to be fully briefed by May 9, 2003. Discovery has been stayed per the Private Securities Litigation Reform Act of 1995 pending a decision on the motion. If its motion to dismiss the Complaint is denied, Cross Media intends to vigorously defend this matter on its own behalf and on behalf of the current and former officers named as individual defendants. Because this lawsuit is still in the early stages, Cross Media is unable to predict the outcome or the effect it may have on Cross Media's operating results, financial condition or stock price.

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

      On April 9, 2002, the United States Justice Department ("DOJ"), on behalf of the Federal Trade Commission ("FTC"), filed a complaint United States
      v. Prochnow, et al. No. 1:02-CV-917 (JOF) in the United States District Court for the Northern District of Georgia against Cross Media, Media Outsourcing, Inc., a wholly owned subsidiary, ("MOS"), Ronald Altbach, Dennis Gougion, an officer of MOS, and Richard Prochnow, a former consultant to MOS. The complaint alleged violations of the Federal Telemarketing Sales Rule and the Federal Trade Commission Act and non-compliance with a previous FTC order entered into by Mr. Prochnow, individually and doing business as Direct Sales International, Inc., and Mr. Gougion, individually. MOS acquired certain assets of Direct Sales International in January 2000. The complaint seeks monetary civil penalties, redress, injunctive, and other relief against any such future violations.

      Simultaneous with the filing of the complaint, plaintiffs filed a motion for a temporary restraining order against the defendants seeking, among other things, compliance with the Telemarketing Sale Rule, the FTC Act, and the previous FTC order. At the April 10 hearing for the temporary restraining motion, the parties agreed to postpone the hearing for a later date to facilitate settlement discussions. Following several negotiation meetings and subsequent agreements to postpone the hearing date, on October 21, 2002, the court issued an order denying the FTC's motion for a temporary restraining order, with leave to renew the motion.

      On March 28, 2003, Cross Media and MOS signed a proposed agreement with FTC and DOJ staff attorneys resolving all matters of dispute between them regarding the allegations in the April 9, 2002 complaint, without any admission of guilt by Cross Media and MOS, and without trial or adjudication of any issue of fact or law. However, the settlement agreement is subject to review and approval by the FTC and the DOJ and is not final and binding on the parties until such process is completed.

      The settlement agreement, as currently agreed, will require Cross Media and MOS to comply with certain disclosure, record keeping and reporting requirements regarding the manner in which they conduct their telemarketing business. Further, the settlement agreement provides for a civil penalty of $1 million, of which $650,000 has been suspended by the government based on the accuracy and completion of previously issued Company financial statements and the financial results herein, resulting in a $350,000 payment to be made in two equal installments. In the event of a default of either installment, the entire penalty, with interest, shall become immediately due. Accordingly, Cross Media has accrued $350,000 of the penalty as of December 31, 2002.

      While Cross Media believes that the proposed settlement agreement will be approved by the FTC and the DOJ as agreed upon with the staff attorneys representing those agencies, there is no certainty that these agencies will approve the settlement on the terms agreed upon or at all. Further, Cross Media is unable to predict what effects, if any, this settlement agreement may have on its operations.

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

      IF CROSS MEDIA DOES NOT OBTAIN ADDITIONAL FINANCING IT MIGHT NOT HAVE SUFFICIENT OPERATING CASH FLOW TO PAY ITS VENDORS, MARKETING PARTNERS AND OTHER ENTITIES ON WHOM IT RELIES ON TO CONDUCT ITS BUSINESS.

      Cross Media had negative cash flows from operations for the years ending December 31, 2002 and 2001 of $15.4 million and $12 million, respectively. Cross Media is in default of its credit agreement and the $1.5 million Lancer Note, has extended its payables and other obligations and has not satisfied its monthly redemption obligations under the Series C shares. It is pursuing various financing alternatives to allow it to replace its current credit facility and allow the execution of its business plan. If Cross Media does not raise sufficient financing or increase liquidity through operating cash flow, it may not have the ability to pay its obligations on a timely basis.

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

      Cross Media allows subscribers who purchase multi-magazine subscription packages to pay over a one year period. For such packages Cross Media has established a reserve to cover subscription cancellations based upon its past history with such orders. If Cross Media's accounts subscription cancellation reserves are inadequate, it will be required to further increase reserves, which will reduce revenues and could otherwise materially adversely affect Cross Media's results of operations. During 2002, Cross Media increased its reserve by $6.9 million which resulted in a decrease in net revenue and an increase in net loss of $6.9 million.

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

      For the year ended December 31, 2002, one independent call center accounted for approximately 34% of MOS's magazine subscription revenues and for the year ended December 31, 2001, two independent call centers accounted for approximately 39% of Cross Media's magazine subscription revenues. These call centers do not have any commitment to generate sales for Cross Media and could therefore, at any time, terminate their relationships with Cross Media without notice, which could have a material adverse effect on Cross Media's business. Moreover, over the past few months, Cross Media has become increasingly dependent on its largest call center and expects the trend to continue for the foreseeable future.

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

      NSI'S SUCCESS IS HEAVILY DEPENDENT UPON ITS ABILITY TO OBTAIN ADEQUATE MAGAZINE ADVERTISING SPACE.

      NSI's lifestyles and continuity product sales are heavily dependent upon NSI obtaining sufficient magazine advertising space. NSI historically acquires magazine advertising space at favorable rates through agreements to purchase unsold advertising space from selected magazines. While Cross Media believes that NSI will be able to purchase sufficient advertising space in the future, the advertising rates are expected to be higher, which will adversely affect NSI's gross margins. Moreover, NSI may not accurately estimate the amount of unsold advertising space available to it in time to buy sufficient additional advertising space. Additionally, because NSI must purchase advertising space before it will know how much unsold advertising space it will receive, NSI may have more advertising space available than it needs, which could adversely effect NSI's operating results.

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

      THE CONTENT CONTAINED IN CROSS MEDIA'S ELECTRONIC MAIL MESSAGES AND DISPLAYED ON ITS WEB SITES MAY SUBJECT IT TO SIGNIFICANT LIABILITY FOR NEGLIGENCE, COPYRIGHT OR TRADEMARK INFRINGEMENT OR OTHER MATTERS.

      If any of the content that Cross Media creates and delivers to consumers by electronic mail or any content that is accessible from the company's websites contains errors, third parties could make claims against Cross Media for losses incurred in reliance on such information. In addition, the content contained in or accessible from its websites could include material that is defamatory, violates the copyright or trademark rights of third parties, violates consumer protection laws or regulations, or subjects it to liability for other types of claims. Cross Media's general liability insurance may not cover claims of these types or may not be adequate to indemnify it for all liability that may be imposed. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could result in significant costs and expenses and damage Cross Media's reputation. Cross Media has also entered into agreements with certain e-commerce partners under which Cross Media may be entitled to receive a share of certain revenue generated from the purchase of goods and services through direct links to LifeMinders' e-commerce partners from the emails sent by Cross Media. These agreements may expose Cross Media to additional legal risks and uncertainties, including potential liabilities to consumers of those products and services by virtue of Cross Media's involvement in providing access to those products or services, even if Cross Media does not provide those products or services. Any indemnification provided to Cross Media in its agreements with these parties, if available, may not adequately protect Cross Media.

      CONCERNS ABOUT, OR BREACHES OF, THE SECURITY OF CROSS MEDIA'S CUSTOMER AND MEMBER DATABASE COULD RESULT IN SIGNIFICANT EXPENSES TO PREVENT BREACHES, AND SUBJECT CROSS MEDIA TO LIABILITY FOR FAILING TO PROTECT ITS CUSTOMERS' AND MEMBERS' INFORMATION.

      Cross Media maintains a database containing information about its customers. Unauthorized users may, among other things, remotely access this database or authorized users may make unauthorized copies of all or part of the database for their own use. As a result of these security and privacy concerns, Cross Media may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by security breaches, and may be unable to effectively target direct marketing offers to customers or may be subject to legal claims by customers if unauthorized third parties gain access to Cross Media's system and alter or destroy information in its database. Also, any public perception that Cross Media engaged in the unauthorized release of, or failed to take adequate means to protect, customer information, whether or not correct, could adversely affect Cross Media's ability to retain customers, its perception among the general public, and subject it to regulatory or private law suits.

      PROBLEMS WITH THE PERFORMANCE AND RELIABILITY OF THE INTERNET INFRASTRUCTURE COULD ADVERSELY AFFECT SALES AND THE QUALITY AND RELIABILITY OF THE PRODUCTS AND SERVICES OFFERED TO CUSTOMERS.

      Cross Media depends to a certain extent on the Internet infrastructure to market to potential customers, gather data about prospects and customers and to deliver attractive, reliable and timely email newsletters and advertisements. As Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. Among other things, continued development of the Internet infrastructure will require a reliable network backbone with necessary speed, data capacity and security. Currently, there are regular failures of the Internet network infrastructure, including outages and delays, and the frequency of these failures may increase in the future. These failures may reduce the number of potential customers who respond to marketing campaigns and the benefits of LifeMinders' products and services to LifeMinders' members. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity or due to government regulation.

      GOVERNMENT REGULATION COULD ADD SIGNIFICANT ADDITIONAL COSTS TO CROSS MEDIA'S BUSINESS AND IMPOSE RESTRICTIONS ON CROSS MEDIA'S MARKETING PRACTICES WHICH COULD INTERFERE WITH CROSS MEDIA'S OPERATIONS AND HAVE A SIGNIFICANT ADVERSE EFFECT ON REVENUES.

      Laws and regulations applicable to direct marketing, telemarketing, Internet marketing, privacy, list development and use, and consumer protection and membership club services are becoming more prevalent. Each of the 50 states and the Federal government enforce various laws and regulations regulating telemarketing, sweepstakes promotions, promotional incentives and advertising to consumers. While Cross Media reviews its telemarketing scripts and advertising copy and general marketing practices for compliance with applicable laws, there is no guarantee that Federal or state authorities will not find that Cross Media's marketing efforts do not comply with these laws. In addition, it is likely that additional Federal and/or state regulations regarding telemarketing, sweepstakes, privacy, list development and use, email marketing and other marketing practices engaged in by Cross Media will be enacted. If enacted, these regulations could have an adverse effect on revenues and result in additional expenses to Cross Media and could require Cross Media to refrain from engaging in specific activities or modify its current business practices.

      The Federal Trade Commission routinely reviews its trade regulation rules to determine if changes are warranted. In January 2003, the Federal Trade Commission concluded a year long review of the Telemarketing Sales Rule, which was originally enacted in 1995. This review resulted in various changes and additions to the existing rule. The amended rule now includes, among other things, regulations concerning a national do-not-call registry, caller identification requirements, use of predictive dialers, and enhanced disclosure requirements for certain types of transactions, such as "upsells." The amended rule becomes effective March 31, 2003, with the exception of the national do-not-call and caller identification provisions. Several industry associations have filed suit against the FTC in connection with its promulgation of the do-not-call regulation, claiming that the regulation is not within the FTC's jurisdiction. Regardless of the outcome of those actions, several of the amended rule's new provisions will affect Cross Media's telemarketing operations, which may adversely affect its telemarketing practices.

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

      CROSS MEDIA IS DEFENDING A LAWSUIT, WHICH, IF DETERMINED ADVERSELY AGAINST IT AND IF ITS INSURANCE DOES NOT ADEQUATELY COVER THE DAMAGES, COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      In March 2002, former stockholders of eCoupons.com, Inc., a company that merged with and into LifeMinders in December 2000, filed a complaint on their behalf and on behalf of other former stockholders, J.M. Thies, et al
      v. LifeMinders, Inc. et al. (No. 02-2119-KHV), in the United States District Court for the District of Kansas against LifeMinders, Inc. (which Cross Media acquired by merger on October 24, 2001), and two directors of Cross Media and several former officers and directors of LifeMinders. The plaintiffs allege that the defendants made misrepresentations to the plaintiffs to induce them to merge eCoupons with and into LifeMinders. They requested monetary damages in an amount not less than $4.2 million and punitive damages in an amount not less than $5 million against the defendants. In accordance with the terms of the merger agreement with LifeMinders, Cross Media is obligated to indemnify the other defendants. Cross Media was aware of the dispute prior to closing the LifeMinders acquisition.

      On November 6, 2002, the District Court for the District of Kansas (i) dismissed all of the individual defendants from the action, (ii) ordered that plaintiffs' claims against LifeMinders (now Cross Media) must proceed in arbitration, and (iii) stayed all claims against LifeMinders pending the outcome of arbitration.

      On January 27, 2003, the plaintiffs filed for arbitration with the American Arbitration Association in Fairfax, VA, alleging the same facts as the Federal court case. On March 6, 2003, Cross Media filed an answer, in which it denied all allegations of wrongdoing, and a motion to dismiss the claim. Defenses and Counterclaims to the plaintiffs' action. Cross Media intends to vigorously defend this matter. However, if an adverse final judgment is issued against

      Cross Media in arbitration and if its insurance does not adequately cover the damages, such an event could have a material adverse effect on its financial condition and results of operations.

      THE SUBSTANTIAL NUMBER OF OPTIONS AND WARRANTS TO PURCHASE CROSS MEDIA COMMON STOCK COULD RESULT IN DILUTION TO CROSS MEDIA STOCKHOLDERS.

      If the holders of the outstanding Cross Media preferred stock, options and common stock purchase warrants exercise those options and warrants, including those issued in connection with the merger and warrants being issued as partial consideration for conversion of outstanding preferred stock, and the holders of all outstanding convertible securities converted them into common stock, Cross Media would be required to issue approximately 5.8 million additional shares of common stock, based on current exercise and conversion prices, which will result in dilution to Cross Media stockholders.

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

      CROSS MEDIA MAY NOT BE ABLE TO MAINTAIN THE LISTING OF ITS COMMON STOCK ON THE AMERICAN STOCK EXCHANGE.

      We may not be able to maintain the listing of our common stock on the American Stock Exchange ("Exchange"). If our stock trades at a low price for a substantial period of time, as may be determined by the Exchange, we may be required to effect a reverse split of such shares within a reasonable time after being notified by the Exchange that such action is appropriate under all the circumstances. In its review of whether a share price is too low or whether a reverse split is appropriate, the Exchange will consider all pertinent factors, including market conditions in general, the number of shares outstanding, plans which may have been formulated by management, applicable regulations of the state of incorporation or of any governmental agency having jurisdiction over Cross Media, and the relationship to other Exchange policies regarding continued listing. If the Exchange were to determine that our share price is too low and that we should reverse split our shares but we were unable to comply for any reason, our common stock may be delisted from the Exchange. Delisting of our common stock could materially adversely affect the market price, the market liquidity of our common stock and our ability to raise necessary capital. Moreover, it would likely be more difficult to trade in or to obtain accurate quotations as to the market price of our common stock. Maintaining compliance with all SEC requirements is important for maintaining a listing, including timely filings reviewed or audited by independent public accounts, regular annual shareholder meetings, and the payment of required fees.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate

Cross Media has a $35 million bank credit facility with Fleet National Bank as agent for the lender banks and as issuing lender and the several other lenders. As of December 31, 2002, Cross Media had $25 million outstanding under this facility. Cross Media borrows funds under the credit facility at revolving prime rate plus unapplicable margin (5% at March 31, 2003) and/or obtain letters of credit. Management believes that a 1% increase in the revolving prime rate would not have a material impact to Cross Media's financial position or its results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
Report of Independent Certified Public Accountants................   F-1
Financial Statements
  Consolidated Balance Sheets ....................................   F-2
  Consolidated Statements of Operations ..........................   F-3
  Consolidated Statement of Stockholders' Equity .................   F-4
  Consolidated Statements of Cash Flows ..........................   F-5
  Notes to Consolidated Financial Statements .....................   F-7
Schedule II Valuation and Qualifying Account                         22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Cross Media Marketing Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cross Media Marketing Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of Cross Media's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cross Media Marketing Corporation and Subsidiaries as of December 31, 2002 and 2001 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company incurred a net loss of $34.5 million and used $15.4 million of cash in operating activities for the year ended December 31, 2002 and was in default of certain financial covenants of its credit agreement. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note G to the financial statements, the Company adopted Statement of Financial Accounting Standards No., 142 "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002.

We have also audited Schedule II for each of the three years in the period ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.


/s/ Grant Thornton LLP

New York, New York
March 31, 2003

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  December 31,    December 31,
                                                                      2002            2001
                                                                  ------------    ------------
                                                                 (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS:
Current assets
  Cash and cash equivalents                                       $         30    $     12,490
  Accounts receivable, net of reserves
     of $21,216 and $21,756, December 31, 2002 and 2001,
     respectively                                                       59,529          46,058
  Other receivables                                                      3,854           6,664
  Inventory                                                              2,500             529
  Prepaid expenses and other current assets                              2,018           1,300
  Deferred expenses                                                      2,400           2,239
                                                                  ------------    ------------
          Total current assets                                          70,331          69,280
  Property and equipment, net                                            9,585           4,425
  Deferred taxes                                                            --           2,800
  Goodwill and intangibles net                                          42,657          17,923
  Other assets                                                              --             856
  Investment in limited partnerships                                     1,121              --
                                                                  ------------    ------------
          Total assets                                            $    123,694    $     95,284
                                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities
  Revolving credit facility                                       $     25,036    $     17,329
  Accounts payable                                                      21,751           1,371
  Accrued expenses                                                       5,312           5,006
  Amounts due to publishers                                              3,386           3,768
  Capital lease obligations                                              1,367             539
  Deferred revenue                                                       2,280           3,191
  Notes and other acquisition related payables                           5,776              --
  Restructuring liability                                                2,813              --
                                                                  ------------    ------------
          Total current liabilities                                     67,721          31,204
Long term liabilities
  Amounts due to publishers                                              3,607           4,984
  Capital lease obligations                                              1,648             869
  Notes and other acquisition related payables                           1,963              --

Series B Convertible Preferred Stock, 2 shares                           1,900              --

STOCKHOLDERS' EQUITY:
  Common stock, par value $.001 per share;
     authorized 40,000 shares; 15,049 issued
     and 15,018 outstanding at December 31,
     2002 and 12,712 issued and 12,614
     outstanding at December 31, 2001                                       15              13
  Additional paid in capital                                           128,905         106,183
  Treasury stock, 31 shares at December 31,
     2002 and 98 shares at December 31, 2001                              (424)           (857)
  Note receivable -- common stock                                         (698)           (698)
  Accumulated deficit                                                  (80,943)        (46,414)
                                                                  ------------    ------------
          Total stockholders' equity                                    46,855          58,227
                                                                  ------------    ------------
                                                                  $    123,694    $     95,284
                                                                  ============    ============

The accompanying notes are an integral part of this statement.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                               --------------------------------
                                                 2002        2001        2000
                                               --------    --------    --------
                                                         (IN THOUSANDS,
                                                EXCEPT SHARE AND PER SHARE DATA)

Revenues, net ..............................   $145,118    $100,116    $ 55,939
Direct costs and expenses
  Commission expense .......................     40,940      42,568      30,762
  Other direct costs .......................     90,029      29,309      10,617
                                               --------    --------    --------
                                                130,969      71,877      41,379
     Gross profit ..........................     14,149      28,239      14,560
General and administrative expenses ........     30,640      15,190      13,546
Depreciation and amortization ..............      2,497       1,881         590
Impairment charge ..........................      6,116          --          --
Restructuring charge .......................      4,196          --          --
                                               --------    --------    --------
Income(loss) from operations ...............    (29,300)     11,168         424

Equity in income of limited partnerships ...        625
Interest expense ...........................     (3,505)     (2,060)     (4,363)
Other income ...............................        516          --          --
                                               --------    --------    --------
Income (loss) before income taxes ..........    (31,664)      9,108      (3,939)
Provision for income taxes .................      2,300         275         279
                                               --------    --------    --------
Net income (loss) before extraordinary item     (33,964)      8,833      (4,218)
Extraordinary loss .........................        478          --         768
                                               --------    --------    --------
Net income (loss) ..........................    (34,442)      8,833      (4,986)
Preferred dividends ........................         87         831      39,603
                                               --------    --------    --------
Net income (loss) to common stockholders ...   $(34,529)   $  8,002    $(44,589)
                                               ========    ========    ========
Income (loss) per share applicable to common
  stockholders:
    Income (loss) per share before
    extraordinary item:
  Basic ....................................   $  (2.35)   $   1.00    $  (9.02)
                                               ========    ========    ========
  Diluted ..................................   $  (2.35)   $   0.86    $  (9.02)
                                               ========    ========    ========
Extraordinary loss per share
  Basic ....................................   $  (0.03)         --    $  (0.16)
                                               ========    ========    ========
  Diluted ..................................   $  (0.03)         --    $  (0.16)
                                               ========    ========    ========
Income (loss) per share applicable to common
  stockholders:
  Basic ....................................   $  (2.38)   $   1.00    $  (9.18)
                                               ========    ========    ========
  Diluted ..................................   $  (2.38)   $   0.86    $  (9.18)
                                               ========    ========    ========
Weighted -- average shares of common stock
  outstanding:
  Basic ....................................     14,531       7,963       4,857
                                               ========    ========    ========
  Diluted ..................................     14,531       9,300       4,857
                                               ========    ========    ========

The accompanying notes are an integral part of this statement.

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                           Common stock                     Treasury Stock
                                        ------------------   Additional   ------------------
                            Preferred   Number of             Paid-in     Number of                Note      Accumulated
                              Stock      Shares     Amount    Capital      Shares     Amount    Receivable     Deficit       Total
                            ---------   ---------   ------   ----------   ---------   ------    ----------   -----------    -------
Balance at
 December 31, 1999                          2,809   $    3   $   12,860          --   $   --    $   (2,500)  $    (9,830)   $   533
Common stock issued with
 preferred                                    492       --        1,881                                                       1,881
Common stock issued for
 preferred stock extensions
 and conversions                            1,845        2       17,668                                          (17,670)        --
Warrants issued with
 preferred stock                                                  3,057                                                       3,057
Warrants issued for
 preferred stock extensions
 and conversions                                                  4,375                                           (4,375)        --
Accretion of mandatorily
 redeemable preferred stock                                                                                       (4,448)    (4,448)
Deemed dividends relating
 to intrinsic value                                              10,004                                          (10,004)        --
Contractual dividends                                                                                               (861)      (861)
Conversion of preferred
 stock                                        122       --          867                                                         867
Issuance of New Series
 A Preferred                    3,304                             2,496                                           (2,244)     3,556
Common stock issued with
 debt                                          15       --          179                                                         179
Common issued in connection
 with default and
 conversion of debt                           148       --        1,398                                                       1,398
Warrants issued to
 acquisition, bridge and
 short-term note holders
 post issuance                                                    1,516                                                       1,516
Common issued for
 consulting services                          131        1        1,359                                                       1,360
Options and warrants issued
 for consulting services                                          1,721                                                       1,721
Repayment of stock
 receivable                                                                                              2                        2
Adjustment of shares issued
 in previous period                             7       --           --                                                          --
Common stock issued in
 connection with
 acquisition                                  152                 1,928                                                       1,928
Common stock issued in
 settlement of acquisition
 liability                                    200                 1,937                                                       1,937
Net loss for the year ended
 December 31, 2000                                                                                                (4,986)    (4,986)
                            ---------   ---------   ------   ----------   ---------   ------    ----------   -----------    -------
Balance at
 December 31, 2000              3,304       5,921        6       63,246          --   $   --        (2,498)      (54,418)     9,640
                            =========   =========   ======   ==========   =========   ======    ==========   ===========    =======
Sales of common stock                         488                 2,438                                                       2,438
Common stock and warrants
 issued for consulting
 services                                       5       --          292                                                         292
Common stock issued in
 connection with
 mandatorily redeemable
 preferred stock conversion                   922        1        4,842                                             (900)     3,943
Contractual dividends                                                25                                             (519)      (494)
Exercise of stock options
 and warrants                                 510        1        1,435                                                       1,436
Put right settlement                                                            120     (600)        1,800                    1,200
Common stock issued in
 settlement of dividends                      108       --        1,450                                                       1,450
Issuance of common stock in
 connection with LFMN
 acquisition                                4,536        5       30,524                                                      30,529
Conversion of New Series A
 shares to common stock        (3,304)        342                 1,652                                                      (1,652)
Purchase/Cancellation of
 treasury shares                             (120)                 (600)        (22)    (257)                                  (857)
Registration of warrants                                            161                                                         161
Value options issued in
 connection with LFMN
 acquisition                                                      1,880                                                       1,880
Reversal of beneficial
 conversion previously
 recorded, with LFMN
 acquisition                                                     (1,162)                                             590       (572)
Net income for the year
 ended December 31, 2001                                                                                           8,833      8,833
                            ---------   ---------   ------   ----------   ---------   ------    ----------    ----------   --------
Balance at
 December 31, 2001          $      --   $  12,712   $   13   $  106,183          98   $ (857)   $     (698)  $   (46,414)   $58,227
                            =========   =========   ======   ==========   =========   ======    ==========    ==========   ========

Sales of common stock -
 Private Placement                          1,105        1       10,954                                                      10,955
Exercise of options and
 warrants                                     652        1        3,702                                                       3,703
Shares issued in NSI
 acquisition                                  280       --        3,218                                                       3,218
Shares issued in JWE
 acquisition                                  417       --        4,975                                                       4,975
Warrants issued in
 connection with
 NSI acquisition                                                    393                                                         393
Other                                                                48                                                          48
Warrants issued in
 connection with
 Lancer Notes                                                       501                                                         501
Warrants issued for
 consulting services                                                 22                                                          22
Cancel shares in treasury                    (117)      --       (1,091)               1,091                                     --
Buyback of shares in
 treasury                                                                       (67)    (658)                                  (658)
Preferred dividends                                                                                                  (87)       (87)
Net income for the 12
 months ended
 December 31, 2002                                                                                               (34,442)   (34,442)
                            ---------   ---------   ------   ----------   ---------   ------    ----------    ----------   --------
Balance at
 December 31, 2002          $      --      15,049   $   15   $  128,905          31   $ (424)   $     (698)   $  (80,943)  $ 46,855
                            =========   =========   ======   ==========   =========   ======    ==========    ==========   ========

               CROSS MEDIA MARKETING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE YEARS ENDED
                                                                                      DECEMBER 31,
                                                                            -------------------------------
                                                                              2002        2001       2000
                                                                            --------    --------   --------
                                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss) .....................................................   $(34,529)   $  8,833   $ (4,986)
  Adjustments to reconcile results of operations to net cash provided by operating activities:
     Value of common stock and common stock purchase
      warrants issued for services ......................................        545         292      3,080
     Non cash interest expense ..........................................         --         110      2,381
     Depreciation and amortization ......................................      2,497       1,881        590
     Impairment charge ..................................................      6,116          --         --
     Extraordinary item .................................................        278          --         --
     Minority interest ..................................................       (263)         --         --
  Net change in asset and liability accounts, net of businesses acquired:
     Accounts receivable ................................................     (5,936)    (23,423)      (754)
     Inventories and other current assets ...............................      2,942      (2,845)    (1,067)
     Accounts payable and other accrued expenses ........................     12,912       3,079      4,849
                                                                            --------    --------   --------
  Net cash (used in) provided by operating activities ...................    (15,438)    (12,073)     4,093
                                                                            --------    --------   --------
Cash flows from investing activities:
  Purchase of equipment .................................................     (6,352)     (2,534)      (434)
  Acquisition of DSI, net of cash acquired ..............................         --          --    (23,711)
  Acquisition of LifeMinders, net of cash acquired ......................        905      18,060         --
  Acquisition of WeFusion ...............................................         --          --       (298)
  Acquisition of NSI, net of cash acquired ..............................     (9,928)
  Acquisition of JWE, net of cash acquired ..............................     (1,875)
  Loans made to Heritage ................................................         --          --       (275)
  Investment in limited partnerships ....................................       (141)
                                                                            --------    --------   --------
  Net cash (used in) provided by investing activities ...................    (17,391)     15,526    (24,718)
                                                                            --------    --------   --------
Cash flows from financing activities:
  Net proceeds from sales of preferred stock ............................         --          --     12,724
  Net proceeds from sales of common stock ...............................     10,967       2,438         --
  Net proceeds from exercise of options/warrants ........................      2,484       1,435
  Net repayments of Coast credit agreement ..............................    (18,152)
  Net proceeds from revolving credit facility ...........................     27,158
  Proceeds from acquisition bridge notes ................................      2,000          --      1,350
  Repayment of bridge note ..............................................       (500)       (199)    (1,226)
  Payment of NSI notes and other acquisition related payable ............     (3,972)
  Redemption of preferred stock .........................................         --      (2,100)      (535)
  Net funds drawn on Revolving Credit Agreement .........................         --       6,103     11,226
  Preferred dividends paid ..............................................         --         251       (510)
  Accrued closing costs .................................................         --        (250)        --
  Deferred financing costs ..............................................       (499)       (111)      (415)
  Payments to purchase treasury stock ...................................       (658)       (857)        --
  Proceeds from Lancer notes ............................................      1,650
  Capital lease payments ................................................       (169)
                                                                            --------    --------   --------
  Net cash provided by financing activities .............................     20,309       6,710     22,614
                                                                            --------    --------   --------

                                                                                   FOR THE YEARS ENDED
                                                                                      DECEMBER 31,
                                                                            -------------------------------
                                                                              2002        2001       2000
                                                                            --------    --------   --------
                                                                                     (IN THOUSANDS)
Net (decrease) increase in cash and cash equivalents ....................    (12,520)     10,163      1,989
  Cash and cash equivalents at beginning of period ......................     12,490       2,327        338
                                                                            --------    --------   --------
  Cash and cash equivalents at end of period ............................   $     30    $ 12,490   $  2,327
                                                                            ========    ========   ========
Supplemental disclosure of cash flow information:
  Income taxes paid during the period ...................................        470          --        858
                                                                            ========    ========   ========
  Interest paid during the period .......................................   $  1,074    $  1,909   $  1,982
                                                                            ========    ========   ========
Supplemental disclosure of non-cash financing activities:
  Non-cash reduction of notes receivable (Note D) .......................   $           $  1,800   $     --
                                                                            ========    ========   ========

                                                                          (IN THOUSANDS)
Supplemental disclosure of non-cash investing activities:
Acquisition of NSI in 2002:
Cash paid to former NSI owner ...........................................   $  9,000
Total transaction costs paid ............................................        928
                                                                            --------
Total cash paid .........................................................      9,928

Non cash consideration:
Promissory notes issued .................................................      5,600
Value of common stock issued ............................................      3,200
Contingent consideration ................................................      1,000
Value of warrants issued ................................................        372
                                                                            --------
Total non cash consideration ............................................     10,172

Total consideration for NSI .............................................   $ 20,100
                                                                            ========
Acquisition of JWE in 2002:
Cash paid to JWE owner ..................................................   $  1,500
Total transaction costs paid ............................................        375
                                                                            --------
Total cash paid .........................................................      1,875

Non Cash Consideration:
Preferred stock issued ..................................................      1,900
Value of common stock issued ............................................      5,000
Contingent consideration ................................................        550
Value of warrants issued ................................................      1,145
                                                                            --------
Total non cash consideration ............................................      8,595

Total consideration for JWE .............................................   $ 10,470
                                                                            ========
Acquisitions of Lifeminders in 2001:
Gross cash acquired from LifeMinders ....................................   $ 49,531
Cash paid to existing LifeMinders Stockholders ..........................    (24,063)
Cash paid to convert/redeem the New Series A Shares .....................     (3,500)
Total transaction costs paid ............................................     (3,908)
                                                                            --------
Total cash paid for LifeMinders .........................................     31,471
                                                                            --------
Net cash acquired from acquisition of LifeMinders .......................   $ 18,060
                                                                            ========
Acquisitions of DSI in 2000:
Assets acquired .........................................................   $ 28,805
Costs in excess of net assets acquired ..................................      8,975
Liabilities assumed .....................................................     (7,037)
Accrued closing costs not yet satisfied .................................     (1,450)
Accrued closing costs settled in stock ..................................     (3,228)
Deferred acquisition costs from prior period ............................       (514)
Cash received at closing ................................................     (1,840)
                                                                            --------
Net cash paid for acquisitions of businesses ............................   $ 23,711
                                                                            ========

Cross Media purchased $2.6 million and $0.8 million pursuant to capital lease obligations during the years ended December 31, 2002 and 2001, respectively.

The accompanying notes are an integral part of this statement.

                       Cross Media Marketing Corporation
                   Notes to Consolidated Financial Statements

NOTE A -- NATURE OF BUSINESS

Cross Media is a technology-driven direct marketing company that specializes in executing targeted, interactive sales campaigns utilizing multiple direct marketing channels, including direct mail, inbound and outbound telesales, print ads, web marketing and e-mail. Cross Media sells a variety of products through these multiple channels, including multi-magazine subscription packages, discount buying club memberships, collectibles, and lifestyle products. Cross Media utilizes its proprietary database management and profiling technology to augment and perpetually update its permission-based database of over 30 million consumers.

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

NOTE B - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared assuming Cross Media will continue as a going concern. Cross Media has experienced a net loss of $34.5 million and used $15.4 million of cash in operating activities for the year ended December 31, 2002 and was in default of certain financial covenants of its bank credit agreement and its Lancer note agreements(See Note
H). Cross Media does not currently have sufficient financial resources to fund its operations and is required to refinance its outstanding debt. Cross Media has pledged its assets to secure its bank credit facility. A demand for immediate repayment of the credit facility or the action by the bank to secure possession of the collateral could lead to the termination of the Company's business. These factors, among others, raise substantial doubt about Cross Media's ability to continue as a going concern. Cross Media is actively pursuing financing from asset based lenders as well as equity investors. Cross Media cannot give any assurance that it will generate sufficient cash flow from operations or obtain financing to replace its credit facility or other operating requirements.

During the third quarter of 2002 Cross Media restructured its operations, reduced costs and eliminated certain business initiatives. Cross Media's business plan for 2003, contemplates additional cost reductions, and the refinancing of its bank credit facility. There can be no assurance that these plans will be successful. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of Cross Media to continue as a going concern.

NOTE C -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Cross Media and its wholly owned subsidiaries and majority owned limited partnerships. Cross Media's investments in limited partnerships where Cross Media's ownership interest is 50% or less are accounted for on the equity method. As of December 31, 2001 Cross Media had one investment in a limited partnership (J. Cross Marketing) in which Cross Media was the general partner and had an ownership interest of 75% interest. This entity was consolidated because Cross Media had management control over the entity. Media Outstourcing Inc. a 100% wholly owned subsidiary was included in the consolidated financial statements as of and for each of the three year periods ended December 31, 2002. National Syndications Inc. ("NSI") consolidated financial results were included as of December 31, 2002 and for the period from January 11, 2002 (date of acquisition) to December 31, 2002 and JWE consolidated financial results were included as of December 31, 2002 and for the period from May 27, 2002 to December 31, 2002. During 2002, the Cross Media acquired a 49% interest in several limited partnerships. Cross Media accounts for the investment in these limited partnerships on the equity method. As part of the acquisition of JWE in 2002 (See Note D) Cross Media also acquired the remaining ownership interest in
J. Cross Marketing.

                       Cross Media Marketing Corporation
             Notes to Consolidated Financial Statements (continued)

Segment Reporting: Cross Media is in the direct marketing business and is organized with principal operating segments. These segments consist of (1) Magazine Segment (2) Collectible Segment and (3) Other. (See Note R)

Magazine Revenue: Revenues derived from originating magazine subscriptions are recognized when the publisher accepts the order and Cross Media receives the first installment payment for subscriptions purchased, since Cross Media has completed the process of originating the subscription and has the ability to reasonably estimate collectibility. Magazine revenues are reflected net of cancellation, collection reserves and amounts due to publishers. Such cancellation and collection reserves are based upon Cross Media's historical cancellation and collection experience, as well as the placement for collection of these receivables to outside third parties and third party collection agencies. Cross Media continually evaluates actual collection and cancellation experience as it relates to magazine sales and adjusts collection and cancellation reserves based on actual experience. Based upon this evaluation, Cross Media refined its estimate used in its pay to maturity analysis to factor in the most current performance of the receivables and to separately evaluate the reserve required for older receivables and as a result, Cross Media decreased net revenues by $6.3 million in the fourth quarter of 2002. For the twelve months ended December 31, 2002, one independent call center accounted for approximately 34% of Cross Media's magazine subscription revenues. This call center does not have any commitment to generate sales for Cross Media and could therefore, at any time, terminate its relationships with Cross Media without notice, which could have a material adverse effect on Cross Media's business.

Other Magazine Revenues: Cross Media receives fees from outside third parties for securing memberships in the third party's discount-buying club. These fees are recognized when the related subscriptions or memberships are obtained. Revenues also include commissions earned from publishers for providing certain publications to customers who purchased multiple subscriptions.

Revenue from Print Advertising: Revenue from print advertising relating to National Syndications Inc. ("NSI") operations are one time purchases made by customers. Revenue from print advertising is usually generated by inbound calling in response to advertising space in Sunday magazines and involves the one time sale of products such as coins and collectibles. Revenue is recognized gross, upon delivery to customer, as Cross Media acts as the principal to the transaction with the customer and are responsible for providing the product to the customer and have general inventory and credit risk on the transaction. Revenue is adjusted for estimated returns based on past experience.

Continuity Revenue: Continuity revenue is generated from the sale of products to a customer over multiple months, generally involving the sale of videos or coins. Revenue is recognized upon each shipment of product, net of expected reserves. Revenue is recorded gross as Cross Media is the principal and is primarily responsible for providing the product to the customer and has general inventory and credit risk on the transaction. A provision for estimated returns is reflected in the revenues recorded based on past experience.

Accounts Receivable: Cross Media's receivables are due from consumers. Cross Media provides valuation reserves for cancellations and collections and based on the type of consumer receivables as follows:

      Magazine: Cross Media evaluates actual collection and cancellation experience as it relates to magazine sales and adjusts collection and cancellation reserves based on actual experience.

      Installment Receivables - Cross Media specifically identifies receivables whose history has shown, after repeated attempts to collect, that these are no longer collectible and is written off. These customers are sent to collection agencies with a 100% valuation allowance.

Commission Expense: Commission expense is recognized when Cross Media receives the first installment payment for subscriptions purchased.

Advertising and promotion costs: Costs related to direct response, advertising and promotion are amortized over the three month period based on the estimated revenues to be generated. During the period from January 11, 2002 (date of NSI acquisition) through December 31, 2002 Cross Media recognized $16.8 million in advertising and promotional costs. As of December 31, 2002 Cross Media had a balance of $0.8 million in deferred advertising and promotion costs. For the years ended December 2001 and 2000, Cross Media did not defer advertising and promotion costs.

Shipping and Handling Costs: In December 2000, the Emerging Issues Task Force reached a consensus on Issue 00-01, Accounting for Shipping and Handling Fees and Costs (Issue 00-01). Issue 00-01 requires that all amounts billed to customers related to shipping and handling cost is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) No. 22, Disclosure Policies. Cross Media bills customers for the shipping and handling costs. These amounts are included in net sales. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and is included in cost of goods sold. Shipping costs included in cost of goods sold for the period of January 11, 2002 (date of NSI acquisition) through December 31, 2002 was approximately $3.7 million.

Cash and Cash Equivalents: Cross Media considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Property and Equipment: Property and equipment are recorded at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with this standard, Cross Media performs impairment tests on its long-lived assets, excluding goodwill and other intangible assets, when circumstances indicate that their carrying amounts may not be recoverable.

                       Cross Media Marketing Corporation
             Notes to Consolidated Financial Statements (continued)

If required, recoverability is tested by comparing the estimated future undiscounted cash flows of the asset or asset group to its carrying value. If the carrying value is not recoverable, the asset or asset group is written down to market value.

Disclosures About Fair Value of Financial Instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

o Cash and cash equivalents: The carrying value approximates fair value due to the short maturity of these instruments.

o Short-term debt: The carrying value approximates fair value due to the short maturity of these instruments and their variable interest rate.

o Derivative financial instruments: The carrying value is re-measured at each balance sheet date based on the fair value of these instruments.

o Stock note receivable: approximate fair value due to the ability of the Company to settle amounts it owes to the note holder against the note receivable balance.

Software Developed for Internal Use: In accordance with SOP No. 98-1. "Accounting for Costs of Computer Software Developed of Obtained for Internal Use" and EITF Issue 00-02, "Accounting for Web Site Development Costs", Cross Media capitalizes costs incurred to purchase or develop internal-use software, including costs to develop web-sites, when technological feasibility has been established, it is probable that the project will be completed and the software is used as intended.

Derivatives: Cross Media follows the provision of SFAS No. 133, "Accounting for Derivatives and Hedging Activities." ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) issued, acquired, or substantially modified after December 31, 1997 be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Cross Media enters into swap and cap agreements to minimize interest rate risk. The fair value of the contracts was not material for the years ending December 31, 2002 and 2001.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of purchased items ready for resale.

Goodwill: Goodwill represents the excess of the purchase price over the fair market value of net assets acquired in business combinations. The carrying value of goodwill is analyzed by Cross Media, based upon the expected revenue and profitability levels of the acquired enterprise, to determine whether the value and future benefit may indicate a decline in value. If Cross Media determines that there has been a decline in value of the acquired enterprise, Cross Media will write down the value of the goodwill to the revised fair value. On July 1, 2001, Cross Media adopted Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and beginning January 1, 2002, Cross Media adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS 142, Cross Media no longer amortizes goodwill. As required by SFAS 142, Cross Media completed a review of its reporting units for goodwill impairment and determined that there was an impairment charge relating to the Lifeminders goodwill. (See Note G).

Income Taxes: As part of the process of preparing Cross Media's consolidated financial statements, Cross Media is required to estimate its income taxes in each of the jurisdictions in which Cross Media operates. This process involves Cross Media estimating its actual current tax exposure together with assessing temporary differences resulting from different basis of balance sheet items between book and tax. These differences result in deferred tax assets and liabilities, which are included within Cross Media's consolidated balance sheet. Cross Media must then look at the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent Cross Media believes that recovery is not likely, Cross Media must establish a valuation allowance.

Deferred Financing Costs: Deferred financing costs are costs incurred in connection with obtaining outside financing and are amortized on a straight-line basis which approximates the interest method over the expected term of the related credit facility.

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

The following table sets forth the computation of basic and diluted earnings per share which reflects the effect of the 5:1 reverse stock split:

                                                               FOR THE FISCAL YEARS ENDED
                                                                    (IN THOUSANDS)
                                                              2002        2001        2000
                                                            --------------------------------
Numerator
    Net Income (loss) before extraordinary item:            $(33,964)   $ 8,833    $   (4,218)
    Extraordinary loss...................................       (478)                    (768)
                                                            ---------------------------------
    Net Income                                               (34,442)     8,833        (4,986)
    Preferred stock dividends                                     87        831        39,603
                                                            ---------------------------------
    Net Income (loss) applicable to common stockholders     $(34,529)   $ 8,002    $  (44,589)

Denominator
   Basic - weighted average shares                            14,531      7,963         4,857
      Preferred stock                                                       596
      Stock Options                                                         196
      Warrants                                                              545
                                                            ---------------------------------
   Diluted weighted average shares                            14,531      9,300         4,857

Income (loss) per share before extraodinary item:
   Basic.................................................   $  (2.35)   $  1.00    $    (9.02)
                                                            =================================
   Diluted...............................................   $  (2.35)   $  0.86    $    (9.02)
                                                            =================================

Extraordinary loss per share:
   Basic.................................................   $  (0.03)   $    --    $    (0.16)
                                                            =================================
   Diluted...............................................   $  (0.03)   $    --    $    (0.16)
                                                            =================================

Income (loss) per share applicable to common stockholders
   Basic.................................................   $  (2.38)   $  1.00    $    (9.18)
                                                            =================================
   Diluted...............................................   $  (2.38)   $  0.86    $    (9.18)
                                                            =================================

      Stock options and warrants which were not included in the calculation, were the equivalent of 4.7 million, 3.9 million, and 3.3 million shares for the twelve months ended December 31, 2002, 2001 and 2000, respectively, because they were antidilutive. In addition, the effect of the convertible preferred stock was also antidilutive in 2002 and 2000.

Accounting for Stock-Based Compensation: Cross Media applies Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans. Accordingly, Cross Media records expense for employee stock compensation plans equal to the excess of the market price of the underlying Cross Media shares at the date of grant over the exercise price, at the grant dates since inception of the plan all grant awards have had an exercise price equal to the market price on the date of grant and therefore, no compensation expense has been recorded. The following table summarizes the pro forma operating results of Cross Media had compensation cost for stock options granted (See Note P) been determined in accordance with the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Cross Media has presented the following disclosures in accordance with SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosures."

                       Cross Media Marketing Corporation
             Notes to Consolidated Financial Statements (continued)

                                                                                    FOR THE YEAR ENDED
                                                                                       DECEMBER 31,
                                                                             -----------------------------
                                                                                 2002      2001       2000
                                                                             --------    ------   --------
                                                                       (In thousands, except per share amounts)
Net Income (loss) applicable to common stockholders', as reported            $(34,529)   $8,002   $(44,589)
Adjust: Stock-based employee compensation expense determined
               under fair value method ..........................              (1,833)   (4,433)      (429)
                                                                             --------    ------   --------
 Pro forma net income (loss) ....................................            $(36,362)   $3,569   $(45,018)
                                                                             ========    ======   ========
Net Income (loss) per share applicable to common stockholders':
      Basic, as reported ........................................            $  (2.38)   $ 1.00   $  (9.18)
      Basic, pro forma ..........................................            $  (2.50)   $ 0.45   $  (9.27)
      Diluted, as reported ......................................            $  (2.38)   $ 0.86   $  (9.18)
      Diluted, pro forma ........................................            $  (2.50)   $ 0.38   $  (9.27)

The pro forma amounts that are disclosed in accordance with SFAS No. 123 reflect the portion of the estimated fair value of awards that were earned for the years ended December 31, 2002, 2001 and 2000.

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                     --------------------------
                                                      2002      2001      2000
                                                     ------    ------    ------
Term (years)                                              5         5         5
Volatility                                               45%       35%       35%
Risk-free interest rate                                   6%        6%        6%
Dividend yield                                            0%        0%        0%
Weighted-average fair value per option               $ 4.21    $ 3.81    $ 4.05

Reclassification: Certain amounts in the December 31, 2001 and 2000 financial statements have been reclassified to conform to the December 31, 2002 classifications.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to estimates of pay to maturity of accounts receivable, used in recording net revenue, collectibility of accounts receivable, the realizability of goodwill and other intangible assets, amounts due to publishers and due from partners, accruals, income taxes, deferred advertising costs, inventory realization and other factors. Management has exercised reasonable judgment in deriving these estimates; however, actual results could differ from these estimates. Consequently, changes in conditions could affect Cross Media's estimates.

Concentration of Credit Risk: Cross Media's financial instruments that are exposed to concentrations of credit risk consists primarily of cash and cash equivalents and trade accounts receivable. Cross Media places its cash and cash equivalents with high quality credit institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Cross Media has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks. Financial instruments, which potentially subject Cross Media to concentrations of credit risk consist principally of trade accounts receivable as Cross Media does not require collateral or other securities to support customer receivables. Cross Media sells primarily to individuals throughout the United States. However, credit risk concentration is mitigated, due to the significant number of customers with relatively small balances and the geographical dispersion of Cross Media's customer base.

Leases: Leases, which meet certain criteria, are capitalized as capital leases. In such leases, assets and obligations are recorded initially at the fair market value of the leased assets. The equipment under capitalized leases is amortized using the straight-line method over the assets' estimated economic lives. Interest expense relating to the liabilities is recorded to effect a constant rate of interest over the term of the obligations. Leases not meeting capitalization criteria are classified as operating leases and related rentals are charged to expense as incurred.

New Accounting Pronouncements: In August 2001, the FASB, issued SFAS, No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement provides that companies should recognize the asset retirement cost at its fair value as part of the cost of the asset and classify the accrued amount as a liability. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The Statement will be effective for fiscal years beginning after June 30, 2002. Cross Media has not yet determined the effect that SFAS No. 143 will have on its consolidated financial position, results of operations or cash flows.

                       Cross Media Marketing Corporation
             Notes to Consolidated Financial Statements (continued)

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in Accounting Principles Board Opinion ("APB") 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Cross Media will adopt SFAS No. 145 effective January 1, 2003. Cross Media will record the extraordinary loss of $0.5 million recorded as of March 31, 2002 as income from operations in the first quarter of 2003.

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

In November 2002, the FASB issued interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods after December 15, 2002. Cross Media has adopted the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the disclosure provisions have been reflected in these financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. Cross Media has not determined the effect of adoption of EITF 00-21 on its financial statements or the method of adoption it will use.

In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. Cross Media has not yet determined the effects of EITF 02-16 on its financial statements.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income, including per share amounts, of an entity's accounting policy decisions with respect to stock-based employee compensation in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their stock-based employee compensation using the fair value method. The disclosure provisions of SFAS No. 123 were effective immediately in 2002. SFAS 148 is effective for fiscal years ending after December 15, 2002. The transition provisions for a change to the fair value based method may be early adopted, provided that financial statements for the 2002 fiscal year have not been issued as of December 31, 2002. As of December 31, 2002, the Cross Media does not have any immediate plans to change its method of accounting for stock-based employee compensation to the fair value method. Included in the 2002 financial statements are the required disclosures per SFAS 148.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Cross Media does not expect this new interpretation to have a material effect on its future results of operations or cash flows.

                       Cross Media Marketing Corporation
             Notes to Consolidated Financial Statements (continued)

NOTE D -- ACQUISITIONS

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

                           DIRECT SALES INTERNATIONAL

On January 28, 2000, through Cross Media's wholly-owned subsidiary MOS, Cross Media acquired substantially all of the assets and assumed certain liabilities of Direct Sales International, LP (DSI), a Georgia limited partnership, for approximately $27.6 million, including closing costs of approximately $1.1 million and an agreement to provide approximately $1.5 million of funding to AmeriNet, Inc. (AmeriNet). Cross Media also granted to Richard Prochnow, the seller of DSI (Prochnow), and to RLP Holdings, L.P. the right, which has an intrinsic value of $1.2 million, to sell up to 120,000 shares of common stock back to Cross Media at a fixed price. The intrinsic value approximated the fair value, because it was deemed to be the contractual settlement amount of the put obligation, which was exercisable within one year of the grant date. Goodwill of $7.5 million associated with the acquisition of DSI was amortized on a straight line basis over a ten year period until June 30, 2002, when the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets".

In June 1999, Cross Media issued to Mr. Prochnow 2,500,000 shares of common stock valued at $2.5 million, in exchange for a $2.5 million, 8% ten-year note receivable as an incentive for Mr. Prochnow to enter into an acquisition with Cross Media. On January 28, 2000, Cross Media completed its acquisition of Mr. Prochnow's company - Direct Sales International. Concurrent with the acquisition, Cross Media entered into a Registration Rights Agreement, with Mr. Prochnow. The registration rights agreement contained a put right which granted Mr. Prochnow the right, to put up to 600,000 shares of the common stock purchased in June 1999, back to Cross Media at a price of $3 per share.

The put agreement required Cross Media to buy back the shares between January 15, 2001 and the 180th day following the effective date of the registration statement filed by Cross Media. At January 28, 2000, the put liability was calculated based on the 600,000 shares of common stock to be put back to Cross Media at $3 less the $1 per share that, by right of offset, reduced Mr. Prochnow's note receivable with Cross Media, for a net liability of $1.2 million. The put liability was included in other liabilities at the date of the acquisition as a cost of the acquisition.

On May 10, 2001, Mr. Prochnow exercised the put right in full, to sell 600,000 shares of Cross Media's Common Stock to Cross Media for an aggregate purchase price of $1.8 million. In recording the exercise of the put right, Cross Media, by right of offset, reduced its notes receivable of $2.5 million from Mr. Prochnow by $1.8 million and reduced the put liability by $1.2 million, which was recorded when the put was initially granted. Cross Media also reduced stockholders' equity by $600,000, which was the value assigned when the shares were issued as part of the acquisition of Direct Sales International.

                                   LIFEMINDERS

On October 24, 2001, Cross Media acquired the stock of LifeMinders, Inc., ("LFMN") an online direct marketer, through the merger of LifeMinders with and into Cross Media. Cross Media acquired LifeMinders to expand its multi-product marketing channels and to utilize its 25-million name consumer database to support traditional and online direct marketing. The acquisition also provided Cross Media with approximately $20 million in net cash. Cross Media was determined to be the accounting acquirer in accordance with SFAS 141 "Business Combinations". The total purchase price of the merger was approximately $62 million. Cross Media received in aggregate approximately $18 million in cash after payments to existing LifeMinders shareholders of $24 million, $3.5 million for the redemption and inducement to convert Series A preferred stock and $4 million in transaction costs. In addition, Cross Media issued an aggregate of approximately 4.54 million shares of common stock to the former LifeMinders shareholders. Cross Media recorded goodwill of $11.2 million as a result of total consideration over the net assets acquired on the date of the merger. During the first quarter of 2002, Cross Media revalued the intangibles acquired from the acquisition of LFMN and reduced the value recorded at December 31, 2001 from $6.0 million to $3.3 million based on an outside third party evaluation. During the quarter ended September 30, 2002, Cross Media discovered it had previously relied on inaccurate information used for the original valuation and based on this revised information further reduced the value from $3.3 million to $0 based on a discounted cash flow method. This resulted in a decrease in amortization of the intangibles previously recorded of approximately $0.6 million during the twelve months ended December 31, 2002.

                                       NSI

On January 11, 2002, Cross Media acquired all of the capital stock of NSI. NSI develops and markets a wide variety of products through direct response advertising in Sunday publications. The acquisition substantially expanded Cross Media's consumer reach through the addition of 62.5 million households to support Cross Media's multi-product, multi-channel sales for traditional and online direct marketing. Cross Media recorded the cost of the NSI acquisition of approximately $20.1 million, as follows: (i) $9 million in cash, (ii) $3.1 million in negotiable promissory notes, (iii) $2.5 million in non-negotiable promissory notes, (iv) $3.2 million through the issuance of 279,859 shares of common stock, (v) a $1.3 million liability for the estimated current portion of the contingent consideration (described below) and (vi) approximately $1

                       Cross Media Marketing Corporation
             Notes to Consolidated Financial Statements (continued)

million in transaction costs, including warrants valued at $372,000. Cross Media may pay up to approximately $3.1 million in contingent consideration based on three times the Limited partnerships' 2001 EBITDA of certain limited partnerships of which NSI is a party (the "Limited partnerships") and the aggregate Limited partnerships' income from January 1, 2001 through December 31, 2004. The contingent consideration, if paid, will be accounted for as additional purchase price. The remaining balance of the $1.8 million contingent consideration has not been recorded on the balance sheet as of December 31, 2002, as the outcome of the contingency is not determinable beyond a reasonable doubt. Goodwill and other intangible assets recorded as a result of the transaction was $19.5 million as of December 31, 2002. The operating results from NSI have been included in the consolidated results of operations since the date of the acquisition.

The promissory notes bear interest at the rate of 7% per annum, are payable in 36 consecutive monthly installments on the last business day of each month, payments commenced on January 31, 2002, and were initially secured by the assets of NSI. Upon the closing of the NSI transaction, Cross Media obtained a letter of credit in the amount of $1 million from Fleet National Bank under the NSI existing credit agreement. On March 19, 2002, Cross Media obtained a letter of credit in the amount of $5.6 million, representing the full amount of the notes, under its credit facility (See Note H) and the lien on the NSI assets was released. As of December 31, 2002, $4.0 million was outstanding as a result of payments made under the note agreement.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                 (IN THOUSANDS)

Accounts receivable ..................................................   $ 4,413
Inventory ............................................................     3,527
Other current assets .................................................     2,908
Fixed assets .........................................................     1,102
Other assets .........................................................     1,551
                                                                         -------
          Total assets acquired ......................................   $13,501
Current liabilities ..................................................    13,204
                                                                         -------
          Net assets acquired ........................................   $   297
                                                                         =======

                                 JWE Acquisition

On May 27, 2002, Cross Media completed the acquisition of substantially all of the assets of JWE Enterprises, Inc., a magazine subscription business, and the other 50% interest in an investment partnership from JWE Holdings, Inc. (collectively JWE). The purchase of JWE should (1) increase sales relating to magazine subscriptions (2) provide an increase in contribution margin based on historical financial information (3) decrease the dependency on using Cross Media's independent teleservice agencies to generate the sale of magazine subscriptions and (4) provide additional experienced call center management team. The non-contingent purchase price for the acquisition was approximately $9.1 million, consisting of (i) approximately $1.7 million in cash, of which $1.5 million was borrowed from, and is evidenced by a note payable to, Lancer Offshore Inc. (ii) 416,980 shares of common stock, with a fair value of $5.0 million, (iii) 2,000 shares of Series B convertible redeemable preferred stock (the "Preferred Stock") having a redemption value and fair value on the date of issuance on the date of issuance of $1.9 million and (iv) $0.6 million of additional consideration, payable in cash in the fourth quarter of 2002. As additional consideration Cross Media issued warrants valued at approximately $1.1 million. In addition, Cross Media may be required to make additional cash payments of up to $10 million during the period of January 1, 2003 through June 30, 2005 if certain performance criteria for the acquired businesses are met. Cross Media will record these cash payments as an adjustment to goodwill as incurred since the payments are not forfeited if the seller's employment with Cross Media terminates.

The fair values of the assets acquired and liabilities assumed at the date of acquisition was approximately $0.2 million, which consisted mainly of fixed assets. The allocation of the purchase price to acquired assets and liabilities in accordance with SFAS No. 141, resulted in the allocation of $10.0 million to goodwill and $0.2 to fixed assets. The acquisition was accounted for as a purchase in accordance with SFAS No. 141. The operating results of JWE have been included in the consolidated results of operations since the date of acquisition. Any adjustment to the allocation of the purchase price for these acquisitions upon finalization of the valuation of assets acquired and liabilities assumed is not expected to have a significant effect on Cross Media's financial statements.

The following unaudited pro forma consolidated results illustrate the estimated effects of the acquisitions of DSI, LifeMinders and NSI as if such transactions were consummated on January 1, 2000. The results of JWE in 2000 are not available and are not reflected in proforma information. The pro forma data is for informational purposes only and may not necessarily reflect results of operations had the acquired companies been operated as part of Cross Media since January 1, 2000.

                       Cross Media Marketing Corporation
             Notes to Consolidated Financial Statements (continued)

                                                                                   FOR THE YEARS ENDED
                                                                                       DECEMBER 31,
                                                                           -----------------------------------
                                                                              2002         2001         2000
                                                                           ---------    ---------    ---------
                                                                                  (IN THOUSANDS EXCEPT
                                                                                    PER SHARE AMOUNTS)
Revenues, net ............................................   As Reported   $ 145,118    $ 100,116    $  55,939
                                                             Proforma      $ 150,078    $ 171,742    $ 155,245

Income (loss) before extraordinary item ..................   As Reported   $ (33,964)   $   8,833    $  (4,218)
                                                             Proforma      $ (34,323)   $ (41,589)   $(112,554)

Extraordinary loss .......................................   As Reported   $     478    $      --    $     768
                                                             Proforma      $     478    $      --    $     768

Net income (loss) applicable to common stockholders ......   As Reported   $ (34,529)   $   8,002    $ (44,589)
                                                             Proforma      $ (34,888)   $ (42,420)   $(152,929)

Income (loss) per share before extraordinary item:
       --basic ...........................................   As Reported   $   (2.35)   $    1.00    $   (9.02)
                                                             Proforma      $   (2.28)   $   (3.16)   $  (14.74)
       --diluted .........................................   As Reported   $   (2.35)   $    0.86    $   (9.02)
                                                             Proforma      $   (2.28)   $   (2.87)   $  (14.74)
Extraordinary loss:
       --basic ...........................................   As Reported   $   (0.03)   $      --    $   (0.16)
                                                             Proforma      $   (0.03)   $      --    $   (0.07)
       --diluted .........................................   As Reported   $   (0.03)   $      --    $   (0.16)
                                                             Proforma      $   (0.03)   $      --    $   (0.07)
Income (loss) per share applicable to common stockholders:
       --basic ...........................................   As Reported   $   (2.38)   $    1.00    $   (9.18)
                                                             Proforma      $   (2.31)   $   (3.16)   $  (14.81)
       --diluted .........................................   As Reported   $   (2.38)   $    0.86    $   (9.18)
                                                             Proforma      $   (2.31)   $   (2.87)   $  (14.81)

NOTE E--INVENTORY

The components of inventories are as follows:

                                                                   DECEMBER 21,
                                                                 ---------------
                                                                  2002     2001
                                                                 ------   ------
                                                                 (IN THOUSANDS)

Finished goods ...............................................   $2,269   $   --
Leads ........................................................      231      529
                                                                 ------   ------
                                                                 $2,500   $  529
                                                                 ======   ======

Leads Inventory includes only the actual cost of "names files" purchased from outside sources. The leads are used to generate sales through Cross Media's calling programs, therefore, Cross Media is capitalizing the costs in acquiring the asset as they have future economic benefits. As the names are used to generate sales calls the costs are relieved from inventory and charged to costs. Leads inventory during the Fourth Quarter of 2002 averaged between $0.2 and $0.3 million.

                       Cross Media Marketing Corporation
             Notes to Consolidated Financial Statements (continued)

NOTE F - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost, less accumulated depreciation, is summarized as follows as of December 31, 2002 and 2001:

                                                                 DECEMBER 21,
                                                             ------------------
                                                               2002       2001
                                                             -------    -------
                                                               (IN THOUSANDS)

Furniture and fixtures ...................................   $ 1,326    $   621
Equipment ................................................     3,221      4,279
Computer Hardware ........................................     3,117         --
Computer Software ........................................     4,776         --
Leasehold Improvements ...................................     1,001        174
Construction in progress .................................       139         --
                                                             -------    -------
                                                              13,580      5,074
Accumulated depreciation .................................    (3,995)      (649)
                                                             -------    -------
                                                             $ 9,585    $ 4,425
                                                             =======    =======

During 2002 and 2001 Cross Media financed approximately $2.6 million and $1.2 million, respectively, of equipment shown above under a capital lease obligation to be paid over a three to five year period. Accumulated amortization was approximately $0.9 million at December 31, 2002.

NOTE G -GOODWILL AND OTHER INTANGIBLE ASSETS

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for Cross Media are as follows: (1) All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; (2) Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; (3) Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization; (4) Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and, (5) All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

On January 1, 2002, the Cross Media adopted SFAS No. 142, and accordingly, stopped amortizing goodwill. In connection with adopting this standard, Cross Media considered the measurement of the transitional impairment. Initial adoption had no effect on Cross Media's financial statements. As of December 31, 2002, Cross Media in performing its annual impairment test had a fair valuation of each reporting unit determined through the use of an outside independent valuation consultant. The consultant considered the income approach, the market approach and the discounted cash flow in determining fair value. As a result of this annual impairment test, Cross Media recorded a pretax goodwill impairment charge of $6.1 million. This fourth quarter impairment charge related to the Lifeminders goodwill is included in the other segment and is associated with the future recoverability of the tax net operating losses.

The following table provides comparative disclosure of adjusted net income excluding goodwill amortization expense, net of taxes, for the periods presented:

                                                               FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                               -------------------
                                                                 2001       2000
                                                               --------   --------
Reported income (loss) applicable to common stockholders       $  8,002   $(44,589)
      Add back goodwill amortization                              1,240        555
                                                               --------   --------
Adjusted net income (loss) applicable to common stockholders   $  9,242   $(44,034)
                                                               ========   ========
Income(Loss) per share applicable to common stockholders
      - basic                                                  $   1.16   $  (9.07)
      - diluted                                                $   0.99   $  (9.07)

                       Cross Media Marketing Corporation
             Notes to Consolidated Financial Statements (continued)

Goodwill and identifiable intangible assets (contracts and trademarks) totaled $42.6 million at December 31, 2002.

The change in the carrying value of goodwill and purchased intangibles for the years ended December 31, 2002 and 2001 was as follows:

                                                           2002          2001
                                                         --------      --------

Balance at January 1                                     $ 17,923      $  8,419

Goodwill acquired during the year                          29,859        10,744
Adjustments to purchase price allocations                     991            --
Impairment losses                                          (6,116)           --
Amortization of goodwill and other identifiable
     intangible assets                                         --        (1,240)
                                                         --------      --------

Balance at December 31                                   $ 42,657      $ 17,923
                                                         ========      ========

The following table is a break out of goodwill and other intangibles by business segment:

                       Magazine      Collectible       Other         Total
                       --------      -----------       -----         -----
December 31, 2002      $17,808         $19,546       $ 5,303        $42,657
December 31, 2001        5,789              --        12,134         17,923

Contracts and trademarks were determined to have an indefinite life as such, no amortization of the intangible asset will be recorded.

NOTE H -- REVOLVING CREDIT FACILITY AND NOTES PAYABLE

                              FLEET CREDIT FACILITY

On March 19, 2002, Cross Media entered into a credit agreement with Fleet National Bank, as agent for the lenders and as issuing lender, and the several other lenders, to provide Cross Media a $35 million credit facility, subject to certain availability limitations. Interest on the credit facility accrues at the prime rate designated from time to time by the agent, Fleet, plus an applicable margin. The applicable margin is subject to adjustment based on Cross Media's leverage ratio. Cross Media also pays a commitment fee during the term of the facility based on the unused borrowings under the facility, and a letter of credit fee based on the applicable margin for the LIBOR rate loans during the time that letters of credit remain outstanding.

All of Cross Media's subsidiaries are joint and several co-borrowers under the Fleet credit facility. Cross Media has pledged all of its assets and all of the assets and capital stock of its subsidiaries to secure its obligations under the facility. The Fleet credit facility imposes certain limitations on Cross Media's activities, including restrictions on acquisitions, incurring additional indebtedness, granting liens and declaring and paying dividends. Cross Media is also required to maintain minimum EBITDA levels and minimum leverage, consolidated net worth and fixed charge coverage ratios. Cross Media is not in compliance with these covenants.

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

On August 13, 2002, the Fleet Credit Facility was amended to (i) increase the interest rate by 0.5%, (ii) adjust certain financial covenants, (iii) require Cross Media to obtain up to $3.0 million of subordinated debt financing in form satisfactory to the lenders on or prior to September 2, 2002, the failure of which shall be a default, (iv) reduce the facility from $35 million to $30.7 million, provided that the remaining approximately $1.5 million of borrowing availability will only become available if Cross Media obtains the $3.0 million of subordinated debt financing described above, (v) provide that a default will occur if the settlement of the FTC complaint (See Note Q) is settled on terms that would require Cross Media to make a payment of damages, penalties, fines or similar payments in excess of $1 million, (vi) provide that a default will occur if neither of the following occurs by November 1, 2002: (a) the obligations under the credit facility are repaid and the lenders obligations to lend to be terminated or (b) Cross Media enters into a binding commitment with one or more financial institutions reasonably acceptable to Fleet which enables the credit facility to be paid in full and the lenders obligations to lend to be terminated by November 30, 2002; provided, however, that Cross Media may extend these dates by one month by making a $50,000 cash payment; and (vii) waive certain other non-financial defaults.

On August 16, 2002, Cross Media's credit facility was further amended. The amendment reduced the amount of subordinated debt financing which Cross Media is required to receive by September 2, 2002 from $3.0 million to $1.5 million. Cross Media obtained this financing from Lancer on August 19, 2002, as described below. Cross Media borrowed $750,000 under the facility without needing to obtain the lenders prior consent.

As of December 31, 2002, Cross Media had $25.0 million outstanding under the Fleet credit facility. Cross Media will not be able to repay the credit facility from cash from operations and must obtain replacement financing. During the quarter ended September 30, 2002 Cross Media wrote off all deferred financing fees related to the credit facility, which amounted to approximately $0.5 million

As of December 31, 2002 and as of March 31, 2003, Cross Media is not in compliance with certain financial covenants required by the Fleet Credit Facility, did not make the required November 1, 2002 cash payment of $50,000 and is in default of its loan. Cross Media has not obtained a waiver, but is currently in discussion with Fleet to obtain a waiver. Cross Media received a notice of default from Fleet in March 2003. There can be no assurance that a waiver will be obtained or that Fleet will not demand payment and foreclose on its collateral. As of December 31, 2002 Cross Media has not obtained replacement financing. Cross Media has received an initial financing proposal from an asset-based lender for a $50 million credit facility. There can be no assurance that the proposed financing will be completed.

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

                       Cross Media Marketing Corporation
             Notes to Consolidated Financial Statements (continued)

                                  LANCER NOTES

To fund the JWE acquisition in May 2002, Cross Media borrowed $1.5 million from Lancer Offshore, Inc. ("Lancer"). This note was amended in August 2002 (the "May Lancer Note"). The amended May Lancer Note was due February 16, 2003, and bears interest at the rate of 6% per annum until November 27, 2002 and 10% thereafter. Interest, which accrues from the date of issuance of the original note, is payable at maturity. Because Cross Media is in default of the note for failure to repay the note at its maturity (i) Cross Media issued to Lancer a warrant to purchase 500,000 shares of common stock (ii) Lancer may convert the May Lancer note into (i) shares of common stock of Cross Media at the rate of $1.91 of principal of, and/or accrued unpaid interest on, the note or (ii) receive a warrant to purchase up to a number of shares of common stock of Cross Media equal to 500,000 multiplied by a fraction, the numerator of which is the then outstanding principal amount of the May Lancer Note and the denominator of which is $1.5 million (the "May Lancer Note Warrants"). The May Lancer Note Warrants will be exercisable for a period of ten years from the date of issuance at an exercise price of $1.91 per share. In connection with the amendment of the original note and issuance of the May Lancer Note, Cross Media issued to Lancer an additional ten-year warrant to purchase 200,000 shares of its common stock at an exercise price of $1.91 per share. This resulted in a deferred finance charge of approximately $250,000 using the Black-Scholes fair market value approach. Cross Media is accounting for this as a non-cash interest charge, which is being amortized over the life of the note.

On August 16, 2002 Cross Media borrowed an additional $1.65 million from Lancer for operational cash needs. Cross Media must pay the entire unpaid balance and accrued interest on or after the earlier of (i) August 16, 2003 or (ii) the receipt by Cross Media of debt and/or equity financing resulting in at least $5 million of gross proceeds to Cross Media. The note bears interest at an annual rate of 10%, payable quarterly, in arrears. If Cross Media does not repay this note on the Maturity Date (August 16, 2003), the lenders may convert the note into shares of common stock at the ratio of $1.91 of principal and for accrued interest on the note. In addition, pursuant to the terms of this note, Cross Media issued to Lancer a warrant to purchase 500,000 shares of common stock. Cross Media issued 200,000 warrants to purchase shares of common stock to Lancer in conjunction with the note. This resulted in a deferred financing charge of approximately $250,000 using the Black-Scholes fair market value approach. Cross Media is accounting for this as a non-cash interest charge, which is being amortized over the life of the note. All of these warrants are exercisable until August 16, 2012 at a price of $1.91 per share of common stock. Cross Media paid Lancer a fee of $150,000 for providing this financing which is being amortized as interest expense over the life of note.

On February 16, 2003, Cross Media issued 10 year warrants to purchase an aggregate of 1 million shares of common stock with an exercise price of $1.91 to Lancer Offshore, Inc. due to non-payment of the principal balance of the May Lancer Note and the August Lancer Note. Cross Media recorded a non-cash charge of approximately $0.2 million using the Black-Scholes fair market value approach.

The table that follows is a summary of maturities of all of the Cross Media's debt obligations due after December 31, 2002:

                                                                 AMOUNTS DUE IN
                                                                  2003     2004
                                                                 (In Thousands)

Credit Facility                                                 $25,036   $   --
Notes and acquisition related payables:
    Lancer Notes                                                $ 3,150   $   --
    NSI Notes                                                     2,069    1,963
    Acquisition related payables (See Note D)                       557
                                                                -------   ------
Total Notes and acquisition related payables                    $ 5,776   $1,963
                                                                =======   ======

NOTE I -- STOCKHOLDERS' EQUITY

At December 31, 2002 Cross Media was authorized to issue 40,000,000 shares of common stock, $.001 par value. As of December 31, 2002 and 2001 there were approximately 15,049,000 and 12,614,000 shares of common stock outstanding, respectively. All prior year share amounts have been properly restated to reflect the 1:5 reverse stock split effected on October 24, 2001.

During the years ended December 31, 2002 and 2001, Cross Media received proceeds of $3.7 and $3.8 million, respectively, from the exercise of stock options and warrants.

                       Cross Media Marketing Corporation
             Notes to Consolidated Financial Statements (continued)

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

If the holders of all outstanding options and common stock purchase warrants were exercised as of December 31, 2002 and 2001, Cross Media would have been required to issue approximately 4.7 and 4.6 million, respectively, additional shares of common stock.

During the fourth quarter 2002, Cross Media issued five year warrants to purchase an aggregate of 60,000 shares of common stock with an exercise price of $0.55 for consulting services performed for Cross Media. This resulted in a non cash consulting charge of approximately $22,000 using the Black-Scholes fair market value approach.

NOTE J -- CONVERTIBLE PREFERRED STOCK

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

On October 24, 2001, Cross Media completed its merger with LifeMinders. As a result of the merger, pursuant to the July 18, 2001 agreements, Cross Media made a cash payment of $2,531,250 to redeem 25,312.5 New Series A Shares and the remaining 25,312.5 New Series A Shares were converted into 342,061 shares of Cross Media's common stock. In addition, Cross Media made a payment to the holder of $968,750 in cash and issued to the holder 50,000 warrants to purchase shares of Cross Media's common stock with an exercise price of $9.9225 per share. (See Note D)

                      SERIES B CONVERTIBLE PREFERRED STOCK

On May 23, 2002 Cross Media issued 2,000 shares of Series B convertible preferred stock with a $950 per share liquidation value to Jason Ellsworth, in conjunction with the purchase of JWE. After six months Jason Ellsworth can convert the preferred stock into a number of shares of Cross Media common stock equal to $950 divided by the lower of the same price used for calculating the number of Cross Media common shares delivered at closing or at the then market price (subject to a floor of 85% of the closing price). After six months Jason Ellsworth can also put the preferred stock to Cross Media at $950 per share. The preferred stock will not have voting rights and there will be dividends on the

                       Cross Media Marketing Corporation
             Notes to Consolidated Financial Statements (continued)

preferred stock at the rate of 8% per annum, payable annually (beginning June 30, 2003) and at redemption. On December 5, 2002 an agreement was made between Jason Ellsworth and Cross Media, which amended certain terms of the original purchase agreement. As a result of this agreement the following changes occurred related to the preferred stock: (1) Jason Ellsworth agreed that he would not put the preferred stock or transfer or assign the shares, except if Cross Media repays its existing bank loan obligations owed in full on or before December 31, 2002 (2) if Cross Media did not repay in full its existing bank loan obligations on or before December 31, 2002 all accrued and unpaid dividends on the shares accrued shall be payable in full no later than January 5, 2003. (3) Cross Media shall exchange the Series B shares for an equal number of Series C shares. During January 2003, Cross Media paid all accrued and unpaid dividends as well as converted the Series B shares to Series C shares. The Series C shares were converted upon the same terms and conditions as the Series B shares, except that the Company is required to redeem the Series C Convertible Preferred Stock in specified equal installments on the last day of each month beginning on January 31, 2003 through May 31, 2004 and the balance on June 30, 2004 by paying in cash, out of funds legally available therefore, at a sum per share equal to the Stated Value as set forth in the Certificate of Designation. However, Cross Media has not made payments to the JWE Parties in January, February, and March 2003. As a result, the holder has the right under certain conditions to require the Company to redeem the Series C Shares for $1.9 million.

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

                           REDEEMABLE PREFERRED STOCK

Cross Media accounted for the issuances of its preferred stock in accordance with EITF Issue No. 98-5, as amended by EITF Issue No. 00-27. Both Issues are titled Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. As a result of the issuance and adoption of EITF 00-27 in November 2000, Cross Media had adjusted preferred stock dividends recorded in prior 2000 quarters that were related to effective beneficial conversion features resulting in approximately $1.8 million of additional dividends recorded in the fourth quarter of 2000.

                       Cross Media Marketing Corporation
             Notes to Consolidated Financial Statements (continued)

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

Deemed dividends accreted/conversion represents (i) normal accretion of the difference between the carrying value of the preferred stock and its mandatory redemption value; (ii) additional deemed dividends resulting from reductions in conversion prices relating to effective beneficial conversion features; (iii) common stock and warrants issued to holders in exchange for extending mandatory redemption dates of certain of the preferred stock and (iv) common stock issued on the conversion of the preferred stock. The common stock and warrants issued or repriced in connection with extensions and conversions described in (ii);
(iii) were accounted for at their fair market values on their respective dates of issuance and (v) in connection with the LFMN acquisition (see Note D), Cross Media redeemed the remaining outstanding New Series A shares and recorded a reduction of preferred dividends of approximately $600,000 for the reversal of previously recorded deemed dividends relating to the beneficial conversion features.

The following table summarizes the above preferred stock dividends recorded for the years ended December 31, 2002, 2001 and 2000:

                                                   2002       2001        2000
                                                 --------   --------    --------
                                                         (IN THOUSANDS)

Deemed dividends .............................   $     --   $    901    $ 38,742
Contractual dividends ........................         87        519         861
Reversal of deemed dividends recorded
  in connection with the beneficial
  features upon redemption of shares .........                  (589)
                                                 --------   --------    --------
Total dividends ..............................   $     87   $    831    $ 39,603
                                                 ========   ========    ========

NOTE K -- EXTRAORDINARY LOSS

Upon entering into the new credit agreement with Fleet in 2002, Cross Media terminated its credit agreement with Coast Business Credit ("Coast"). Cross Media repaid the remaining borrowings under the Coast facility of approximately $18 million as well as an early termination fee of $0.2 million. As a result of the early termination of the Coast facility, Cross Media recorded an extraordinary charge of approximately $0.5 million.

As part of the DSI Acquisition in 2000, Cross Media agreed to provide a $1.5 million credit facility to AmeriNet. During 2000, Cross Media loaned an aggregate $300,000 in connection with the credit facility. In November 2000, Cross Media exchanged 1.0 million shares of its Common Stock, with a fair value of $1.9 million, in full satisfaction of the remaining obligation to AmeriNet and accordingly, recognized in 2000, an extraordinary loss on the extinguishment of acquisition liability of $0.8 million.

NOTE L--RESTRUCTURING COSTS

During the quarter ended September 30, 2002, Cross Media announced changes to its business plan and other actions to reduce operating expenses through a reduction in workforce and non-personnel operating expenses. As a result of this restructuring, Cross Media recorded $4.2 million in restructuring costs during the third quarter ended September 30, 2002. The restructuring costs consist of $2.7 million relating to Cross Media's estimate of employee severance and related costs for employees terminated and $1.5 million relating to estimates of office space lease commitments where Cross Media intends to close offices, net of any sublease rentals, and other exit costs. During the fourth quarter of 2002 Cross Media reallocated $0.3 million in restructuring costs from employee severance to lease cancellation due to a decrease in the estimated expected employee severance costs and the delay in the sublease of certain office leases. Cross Media terminated approximately 53 employees in various locations and departments. Restructuring costs were accrued in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity". As of December 31, 2002 the balance sheet reflects a restructuring liability of $2.8 million net of termination payments made. The following table illustrates the components of the restructuring charge:

                       Cross Media Marketing Corporation
             Notes to Consolidated Financial Statements (continued)

                                 (In Thousands)

Employee severance and related costs                                    $ 2,300
Lease cancellation, net of sublease income                                1,900
                                                                        -------
Total Restructuring Charge                                                4,200
Less: Paid severance                                                     (1,387)
                                                                        -------
Restructuring liability as of December 31, 2002                         $ 2,813
                                                                        =======

NOTE M - INVESTMENT IN LIMITED PARTNERSHIPS

In connection with the acquisition of NSI in January 2002, the Company has investments in several limited partnerships that operate in similar lines of business as the Company. As of December 31, 2002, the investment in the limited partnerships consists of 49% equity ownership interests. Interests in these unconsolidated limited partnerships are accounted for under the equity-method.

A summary of the financial information of the Limited Partnerships at December 31, is as follows:

                                                              For the year ended
                                                              December 31, 2002
                                                              ------------------
                                                                (In thousands)

Total assets                                                              $3,890
                                                                          ======
Total liabilities                                                         $1,808
Stockholders' equity                                                      $2,082
                                                                          ------
Total liabilities and equity                                              $3,890
                                                                          ======
Net sales                                                                 $8,190
Net income                                                                $1,275

Cross Media may pay up to approximately $3.1 million in contingent consideration based on three times the Limited partnerships' 2001 EBITDA of certain limited partnerships of which NSI is a party (the "Limited partnerships") and the aggregate Limited partnerships' income from January 1, 2001 through December 31, 2004. The contingent consideration, if paid, will be accounted for as additional purchase price. During 2002, Cross Media paid approximately $0.8 million in contingent consideration payments to the existing owners of NSI.

NOTE N -- INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands)

                                                       2002      2001      2000
                                                      ------    ------    ------
Current:
  Federal .........................................   $ (500)   $  700        --
  State ...........................................                275       279
Deferred:
  Federal .........................................    2,068      (700)       --
  State ...........................................      732        --        --
                                                      ------    ------    ------
Total Provision for income taxes ..................   $2,300    $  275    $  279
                                                      ======    ======    ======

                       Cross Media Marketing Corporation
             Notes to Consolidated Financial Statements (continued)

Significant components of Cross Media's deferred tax assets are as follows:

                                                       2002        2001        2000
                                                     --------    --------    --------
Net operating losses .............................   $ 49,611    $ 39,806    $  2,800
Depreciation and amortization ....................         36          50          50
Common stock purchase warrants issued for services      2,373       2,205       2,200
Bad debt reserve .................................        454         458         400
Executive bonuses ................................         21          --         500
Accrued vacation pay .............................         --          --          50
Software development .............................       (561)       (365)         --
Restructuring Reserve ............................      1,000          --          --
                                                     --------    --------    --------
                                                       52,934      42,154       6,000
Valuation allowance ..............................    (52,934)    (39,354)     (6,000)
                                                     --------    --------    --------
Net deferred tax asset ...........................   $     --    $  2,800    $     --
                                                     ========    ========    ========

As of December 31, 2002 and 2001, Cross Media has Federal and state net operating loss carryforwards of approximately $120.7 million and $95 million respectively, that will be available to offset future taxable income, if any, through December 2021. This consists primarily of $92.4 of net operating losses acquired in connection with the acquisition of LifeMinders, Inc. When this net operating loss carryforward is realized, Cross Media will first adjust the valuation allowance to the extent of any goodwill relating to LifeMinders. The utilization of net operating losses is subject to a substantial limitation due to the change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating losses before their utilization. A valuation allowance has been established to reserve for the deferred tax assets arising from the net operating losses and other temporary differences due to the uncertainty that their benefit will be realized in the future.

Included in the deferred tax asset is approximately $1.0 million net operating loss which was generated from stock option deductions. When recognized, the benefit for this deduction will be credited to equity when realized.

The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements.

                                                               2002       2001       2000
                                                              ------     ------     ------
Computed expected provision (benefit) for Federal income
  taxes ...................................................    (34.0%)     34.0%     (34.0%)
Change in temporary differences treated as fully reserved .       --       (7.2)        --
Utilization of net operating loss carryforwards ...........       --      (16.6)        --
Increase (decrease) in valuation allowance for deferred tax
  assets ..................................................     49.0       (7.6)      42.1
Effect of State income taxes, net of Federal benefit ......     (5.2)       3.0       (3.2)
Permanent differences .....................................      0.9       (2.6)       1.0
Prior year over accrual ...................................     (1.9)        --         --
                                                              ------     ------     ------
                                                                 8.8%       3.0%       5.9%
                                                              ======     ======     ======

                       Cross Media Marketing Corporation
             Notes to Consolidated Financial Statements (continued)

NOTE O -- RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, Cross Media purchased leads from Jason Ellsworth, former owner of JWE and current employee of Cross Media, for approximately $0.7 million.

Cross Media has two notes payable outstanding as of December 31, 2002 aggregating $3.2 million that are payable to Lancer, a principal stockholder of the Cross Media. (See Note H for more details regarding the terms of the notes)

Cross Media entered into a five-year services agreement with TBC Telemarketing, Inc. (d/b/a Concentra) effective July 1, 2001 under which Concentra would provide two senior consultants to train, manage and supervise one or more telemarketing centers selected by Cross Media. As compensation for its services, Concentra would receive a base monthly retainer of $35,000, subject to an increase of 50% of the base retainer for each additional consultant Concentra provides at Cross Media's request, and a mark-up of all call center fees. Concentra would also be eligible to receive monthly bonuses based on the number of qualified orders received by the call centers supervised by Concentra. Cross Media would be requried to pay a termination fee of $200,000 if it terminated the service agreement for no cause. Dan Berman, former Senior Vice President of Operations of Cross Media, is Chairman of the Board of Concentra. Upon the commencement of Dan Berman's employment with Cross Media, Cross Media agreed to loan Concentra up to $0.2 million. Interest on the loan is payable at an annual rate of 7%. The loan will be repaid by applying 20% of any monthly bonus payments payable under the services agreement, and upon termination of the services agreement or Dan Berman's employment for any reason other than by Cross Media without cause, any remaining principal and interest on the loan becomes due and payable, except that if Cross Media terminates the services agreement without cause, the loan is forgiven. Cross Media terminated the services agreement with Concentra on October 16, 2002. On December 4, 2002 Concentra gave notice of its demand for arbitration seeking payment of fees under the service agreement. In February 2003 Cross Media entered into a settlement agreement with Concentra under which (1) Cross Media was required to pay $0.1 million in cash upon execution of the agreement and pay 12 monthly installments of $25,000 beginning on April 15, 2003 and (2) Cross Media was required to issue a number of restricted shares of Cross Media common stock equal to $100,000 divided by the closing price of the common stock on the trading day prior to the execution date. Cross Media has provided for the settlement as of December 31, 2002, which is reflected in accrued liabilities.

Cross Media's investment partnerships are also vendors of Cross Media. Cross Media's investment partnerships consist of the following: National Collectibles, National Express, Tristar, Telebrands II, E. Mishan, Gardenstate Nutritional, Telebrands I, Media Syndications and Silver Carrot. During the year ended December 31, 2002 Cross Media paid approximately $0.6 million to the limited partnerships for inventory purchases. As of December 31, 2002 Cross Media had approximately $0.6 million outstanding as payables owed to the investment partnerships.

NOTE P -- STOCK OPTIONS

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

The following table summarizes the stock option activity for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share amounts):

                                                        2002                  2001                  2000
                                                 -------------------   -------------------   -------------------
                                                           WEIGHTED-             WEIGHTED-             WEIGHTED-
                                                            AVERAGE               AVERAGE               AVERAGE
                                                           EXERCISE              EXERCISE              EXERCISE
                                                 OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                                                 -------   ---------   -------   ---------   -------   ---------
Outstanding -- beginning of the year .........     2,512   $    9.51       855   $    9.40        96   $   14.35
Granted ......................................       435        8.96     1,657        9.44       834        9.95
Canceled .....................................      (674)       7.07        --                   (75)      18.70
                                                 -------               -------               -------
Outstanding -- end of the year ...............     2,273       10.03     2,512        9.51       855        9.65
                                                 =======               =======               =======
Options exercisable ..........................     1,191        8.57       707        8.57       506        9.40
Weighted average fair value of options granted
  during the year ............................             $    4.21             $    3.81             $    4.05

The following table summarizes additional information about outstanding and exercisable stock options at December 31, 2002. (in thousands, except per share amounts)

                                WEIGHTED-
                                 AVERAGE     WEIGHTED-                 WEIGHTED-
RANGE OF                        REMAINING     AVERAGE                   AVERAGE
EXERCISE           NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
PRICES           OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
--------------   -----------   -----------   ---------   -----------   ---------
$.05-$5.00               481          2.42   $    3.81           234   $    4.30
$5.25-$8.00              199          2.80   $    6.50           102   $    6.49
$8.10-$12.07           1,484          2.69   $    9.63           813   $    9.71
$12.50-$16.00             12          3.17   $   13.55             4   $   11.51
$19.65-$117.29            97          3.07   $   50.45            38   $   50.45
                 -----------                             -----------
                       2,273                                   1,191
                 ===========                             ===========

All options granted have exercise prices equal to the market value on the date of grant.

NOTE Q-- COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

Cross Media has employment agreements with its seven executives officers providing for aggregate annual compensation amounting to approximately $2.2 million per annum plus bonuses (as defined in the agreements) and severance pay in excess of $2.0 million for termination under certain circumstances.

In addition, Cross Media also has agreements with several of its employees providing for aggregate annual compensation amounting to $1.1 million per annum plus bonuses (as defined in the agreements) and severance pay in excess of $500,000 for termination under certain circumstances.

EMPLOYMENT BENEFIT PLANS

Cross Media has a defined contribution plan (the Plan) under Section 401(k) of the Internal Revenue Code, which is available to all employees who meet established eligibility requirements. Employee contributions are generally limited to 15% of the employee's compensation. Under the provisions of the Plan, MOS may match a portion of the participating employees' contributions. MOS's total contributions to the Plan in 2002 were approximately $0.2 million and have been funded to the plan.

LITIGATION

Cross Media provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has incurred and the amount of such liability can be reasonably estimated.

                                  Ecoupons.com

In March 2002, former stockholders of eCoupons.com, Inc., a company that merged with and into LifeMinders in December 2000, filed a complaint on their behalf and on behalf of other former stockholders, J.M. Thies, et al v. LifeMinders, Inc. et al. (No. 02-2119-KHV), in the United States District Court for the District of Kansas against LifeMinders, Inc. (which Cross Media acquired by merger on October 24, 2001), and two directors of Cross Media and several former officers and directors of LifeMinders. The plaintiffs alleged that the defendants made misrepresentations to the plaintiffs to induce them to merge eCoupons with and into LifeMinders. They requested monetary damages in an amount not less than $4.2 million and punitive damages in an amount not less than $5 million against the defendants. In accordance with the terms of the merger agreement with LifeMinders, Cross Media is obligated to indemnify the other defendants. Cross Media was aware of the dispute prior to closing the LifeMinders acquisition.

On November 6, 2002, the District Court for the District of Kansas (i) dismissed all of the individual defendants from the action, (ii) ordered that plaintiffs' claims against LifeMinders (now Cross Media) must proceed in arbitration, and
(iii) stayed all claims against LifeMinders pending the outcome of arbitration.

On January 27, 2003, the plaintiffs filed for arbitration with the American Arbitration Association in Fairfax, VA, alleging the same facts as the Federal court case. On March 6, 2003, Cross Media filed its answer, in which it denied all allegations of wrongdoing, and a notice to dismiss the claim. Cross Media intends to vigorously defend this matter. However, if an adverse final judgment is issued against Cross Media in arbitration and if its insurance does not adequately cover the damages, such an event could have a material adverse effect on its financial condition and results of operations.

                            Federal Trade Commission

On April 9, 2002, the United States Department of Justice ("DOJ"), on behalf of the Federal Trade Commission ("FTC"), filed a complaint, United States v. Prochnow, et al. No. 1:02-CV-917 (JOF), in the United States District Court for the Northern District of Georgia against Cross Media, MOS, Ronald Altbach, Dennis Gougion, an officer of MOS, and Richard Prochnow, a former consultant to MOS. The complaint alleged violations of the Federal Telemarketing Sales Rule and the Federal Trade Commission Act and non-compliance with a previous FTC order entered into by Mr. Prochnow, individually and doing business as Direct Sales International, Inc., and Mr. Gougion, individually. MOS acquired certain assets of Direct Sales International in January 2000. The complaint sought monetary civil penalties, redress, injunctive, and other relief against any such future violations.

Simultaneous with the filing of the complaint, plaintiffs filed a motion for a temporary restraining order against the defendants seeking, among other things, compliance with the Telemarketing Sales Rule, the FTC Act, and the previous FTC order. At the April 10, 2002 hearing for the temporary restraining motion, the parties agreed to postpone the hearing for a later date to facilitate settlement discussions. Following several negotiation meetings and subsequent agreements to postpone the hearing date, on October 21, 2002, the court issued an order denying the FTC's motion for a temporary restraining order, with leave to renew the motion. See Note U for current status.

On March 28, 2003, Cross Media and MOS signed a proposed agreement with FTC and DOJ staff attorneys resolving all matters of dispute between them regarding the allegations in the April 9, 2002 complaint, without any admission of guilt by Cross Media and MOS, and without trial or adjudication of any issue of fact or law. However, the settlement agreement is subject to review and approval by the FTC and the DOJ and is not final and binding on the parties until such process is completed.

The settlement agreement, as currently agreed, will require Cross Media and MOS to comply with certain disclosure, record keeping and reporting requirements regarding the manner in which they conduct their telemarketing business. Further, the settlement agreement provides for a civil penalty of $1,000,000, of which $650,000 has been suspended by the government based on the accuracy and completion of previously issued Company financial statements and the financial results herein, resulting in a $350,000 payment to be made in two equal installments. in the event Of a default of either installment, the entire penalty, with interest, shall become immediately due. Accordingly, Cross Media has accrued $350,000 of the penalty as of December 31, 2002.

While Cross Media believes that the proposed settlement agreement will be approved by the FTC and the DOJ as agreed upon with the staff attorneys representing those agencies, there is no certainty that these agencies will approve the settlement on the terms agreed upon or at all. Further, Cross Media is unable to predict what effects, if any, this settlement agreement may have on its operations.

                            Class Action Litigation

On July 16, 2002, Cross Media and Ronald Altbach were named as defendants in a putative class action entitled Woodruff v. Cross Media Marketing Corp., 02 Civ. 5462, pending in the United States District Court for the Southern District of New York. On October 8, 2002, this action and four other virtually identical actions were consolidated under the caption In re Cross Media Marketing Corporation Securities Litigation, 02 Civ. 5462 (RPP).

On December 13, 2002, the plaintiffs filed a superseding consolidated amended complaint ("Complaint"), asserting claims for securities fraud under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 against Cross Media, Mr. Altbach, certain other current or former officers and a consultant on behalf of a putative class of stockholders who purchased shares of Cross Media between November 5, 2001 and July 11, 2002 at prices allegedly inflated by purported material omissions in Cross Media's public disclosures.

Defendants filed its motion to dismiss the Complaint on March 3, 2003. That motion is scheduled to be fully briefed by May 9, 2003. Discovery has been stayed per the Private Securities Litigation Reform Act of 1995 pending a decision on the motion. If its motion to dismiss the Complaint is denied, Cross Media intends to vigorously defend this matter on its own behalf and on behalf of the current and former officers named as individual defendants. Because this lawsuit is still in the early stages, Cross Media is unable to predict the outcome or the effect it may have on Cross Media's operating results, financial condition or stock price.

                      Director and Officer Indemnification

Cross Media's Restated Certificate of Incorporation, as amended, provides indemnification of directors and officers of the company to the fullest extent permitted by the Delaware General Corporation Law (the "DGCL"). Section 102(b)(7) of the DGCL permits, in part, a corporation in its certificate of incorporation or an amendment thereto to eliminate or limit the personal liability of a director for violations of the director's fiduciary duty, except for breaches of fiduciary duty of loyalty to the corporation, acts or omissions made not in good faith or which involve intentional misconduct or a knowing violation of law, or for transactions not permitted by the DGCL or prohibited by law.

Section 145 of the DGCL provides, in part, that a corporation may indemnify any persons, including directors and officers, who are, or are threatened to be made, parties to any threatened, pending or completed legal action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of such corporation), by reason of the fact that such person is or was a director, officer, employee or agent of such corporation, or is or was serving at the request of such corporation as a director, officer, employee or agent of another corporation or enterprise, provided such director, officer, employee or agent acted in good faith and in a manner he reasonably believed to be in or not opposed to the corporation's best interests and, with respect to any criminal actions or proceedings, had no reasonable cause to believe that his conduct was unlawful.

Cross Media maintains liability insurance for each director and officer for certain losses arising from claims or charges made against them while acting in their capacities as directors or officers of the company.

                         Shareholder Derivative Lawsuit

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

In addition to the matters described above, from time to time Cross Media receives other complaints and inquiries in the course of conducting its regular business. Cross Media responds to these matters as soon as they are received and seeks to resolve them as expeditiously as possible with minimal interruption and distraction to operations. Cross Media does not believe that the outcome of any of these other matters will likely have a material impact on its business operations. Cross Media's Restated Certificate of Incorporation, as amended, provides indemnification of directors and officers of the company to the fullest extent permitted by the Delaware General Corporation Law (the "DGCL"). Section 102(b)(7) of the DGCL permits, in part, a corporation in its certificate of incorporation or an amendment thereto to eliminate or limit the personal liability of a director for violations of the director's fiduciary duty, except for breaches of fiduciary duty of loyalty to the corporation, acts or omissions made not in good faith or which involve intentional misconduct or a knowing violation of law, or for transactions not permitted by the DGCL or prohibited by law.

Section 145 of the DGCL provides, in part, that a corporation may indemnify any persons, including directors and officers, who are, or are threatened to be made, parties to any threatened, pending or completed legal action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of such corporation), by reason of the fact that such person is or was a director, officer, employee or agent of such corporation, or is or was serving at the request of such corporation as a director, officer, employee or agent of another corporation or enterprise, provided such director, officer, employee or agent acted in good faith and in a manner he reasonably believed to be in or not opposed to the corporation's best interests and, with respect to any criminal actions or proceedings, had no reasonable cause to believe that his conduct was unlawful.

Cross Media maintains liability insurance for each director and officer for certain losses arising from claims or charges made against them while acting in their capacities as directors or officers of the company.

LEASES

Cross Media leases certain facilities and equipment under operating and capital leases having terms ranging from three to ten years. The operating leases expire in 2011. As of December 31, 2002, future minimum lease payments under noncancellable leases are as follows:

                                                            OPERATING   CAPITAL
                                                            ---------   -------
                                                               (IN THOUSANDS)

  2003 ..................................................   $   2,584     1,586
  2004 ..................................................       2,627     1,384
  2005 ..................................................       2,251       456
  2006 ..................................................       2,031         7
  2007 ..................................................       2,055        --
Thereafter ..............................................       4,160        --
Less: Interest ..........................................          --      (448)
                                                            ---------   -------
Total ...................................................   $  15,708   $ 2,985
                                                            =========   =======

Cross Media recorded rental expense for the years ended December 31, 2002, 2001 and 2000 of approximately $3.2 million, $1.0 million and $0.3 million, respectively.

NOTE R --SEGMENT REPORTING

Cross Media is a direct marketing company that specializes in executing targeted, interactive sales campaigns utilizing multiple direct marketing channels, including, inbound and outbound telesales, print ads, web marketing and e-mail. Cross Media sells a variety of products through these multiple channels, including multi-magazine subscription packages, discount buying club memberships, collectibles and lifestyle products. Cross Media is organized within three principal operating segments: Magazine Segment, Collectibles Segment and Other. Individual subsidiary companies are included in each of Cross Media's three operating segments based on the operating decisions maker manages the business. The Other Segment includes, corporate related items as well as Cross Media's online business.

In the Magazine Segment, Cross Media acts as a subscription agency which has the direct authority on behalf of the magazine publishers to solicit magazine subscription orders and to enter those orders with fulfillment houses designated by the publishers. Each consumer is offered a "bundle" of four to five magazines having an average selling price of $600 per bundle, for a subscription period between one to four years. In addition, Cross Media attempts to generate additional revenue and enhance the profitability of each sale by offering the customer special promotions sponsored by magazine publishers to increase subscriptions, as well as offering discount buying clubs memberships. The Collectibles Segment markets a wide range of lifestyle products including videos, music, coins, collectibles, jewelry, horticulture and other general merchandise. By agreeing to purchase all unsold advertising space from a magazine at press time, Cross Media has secured advertising rates substantially below those offered to other advertisers. In addition, Cross Media has a continuity business model that capitalizes on low cost customer acquisition resulting from media contracts and owned outbound telemarketing operations. Customers will order products such as travel, videos and collectible coins on a monthly basis therefore producing a continuous revenue stream. The Other Segment consists of the Online business and Corporate overhead. Cross Media uses the Internet to gather data about prospects and customers, deliver personalized content, send targeted marketing messages to drive consumers to call an 800-number or visit a web site and generate customer transactions. The Internet is the exclusive channel for several of Cross Media's brands, including LifeMinders(TM)and Intelligent Mailbox(TM) and Opt-Intelligence(TM).

                          Operating
                 Net        Income      Interest   Depreciation &     Capital       Total
                Sales       (Loss)      Expense     Amortization    Expenditures    Assets
               --------   ----------    --------   --------------   ------------   --------
  2002
Magazine       $ 92,223   $   (4,871)   $  2,823   $        2,036   $      7,300   $ 48,438
Collectibles     48,757       (3,664)         --              372             --      9,041
Other             4,138      (20,765)        682               89            948     66,175
               --------   ----------    --------   --------------   ------------   --------
    Total      $145,118   $  (29,300)   $  3,505   $        2,497   $      6,352   $123,654

  2001
Magazine       $ 99,606   $   13,359    $  2,003   $        1,136   $      2,134   $ 47,704
Collectibles         --           --          --               --             --         --
Other               510       (2,191)         57              745            400     47,580
               --------   ----------    --------   --------------   ------------   --------
    Total      $100,116   $   11,168    $  2,060   $        1,881   $      2,534   $ 95,284

  2000
Magazine       $ 55,939   $    6,262    $  1,683   $          532             --   $ 40,714
Collectibles         --           --          --               --             --         --
Other                --       (5,838)      2,680               58            434      3,230
               --------   ----------    --------   --------------   ------------   --------
    Total      $ 55,939   $      424       4,363   $          590   $        434     43,944

NOTE S -- QUARTERLY FINANCIAL DATA (Unaudited)

The tables that follow summarize unaudited quarterly financial data for the years ended December 31, 2002 and 2001.

                                                  2002 Quarter Ended
                                  --------------------------------------------------
                                  March 31    June 30    September 30    December 31
                                  --------    -------    ------------    -----------
                                         (In thousands, except per share data)
Revenues, net .................   $ 44,001    $37,092    $     36,403    $    27,622
Gross Profit ..................     10,625      5,259           2,275         (4,010)
Income (loss) from operations .      2,806     (3,814)        (11,458)       (16,834)
Extraordinary loss ............       (478)        --              --             --
Net income (loss) .............      1,095     (2,962)        (12,532)       (20,043)
Income (loss) per common share,
 Basic and diluted ............       0.08      (0.20)          (0.84)         (1.33)

                                                  2001 Quarter Ended
                                  --------------------------------------------------
                                  March 31    June 30    September 30    December 31
                                  --------    -------    ------------    -----------
                                         (In thousands, except per share data)
Revenues, net .................   $ 19,678    $23,601    $     25,910    $    30,927
Gross Profit ..................      4,893      6,089           8,118          9,139
Income (loss) from operations .      1,611      2,876           3,559          3,122
Net income (loss) .............        921      1,906           2,438          3,568

Income (loss) per common share,
 Basic ........................      (0.03)      0.25            0.32           0.38
 Diluted ......................      (0.03)      0.20            0.26           0.32

NOTE T -- FISCAL YEAR 2002 AND 2001 FOURTH QUARTER ADJUSTMENTS

In the fourth quarter, Cross Media refined its estimates used in its pay to maturity analysis on its magazine accounts receivables to factor in the most current performance of the receivables and to separately evaluate the reserve required for older receivables. This change in estimate resulted in a decrease of $6.3 million to net revenues. Additionally, during the fourth quarter of 2002 Cross Media had a fair valuation of each reporting unit determined through the use of an outside independent valuation consultant. The consultant considered the income approach, the market approach and discounted cash flows in determining fair value. As a result of this annual impairment test, Cross Media recorded a pretax goodwill impairment charge of $6.1 million. This fourth quarter impairment charge related to the Lifeminders goodwill associated with the future recoverability of the tax net operating losses.

In the fourth quarter of 2001, in addition to the adjustments recorded to revenue and income taxes, Cross Media recognized the effect of certain adjustments and estimates, which resulted in an increase to net income of $1.4 million. These adjustments relate to (1) properly matching the accrual for the liability to publishers for subscriptions placed from non-dealer partners with the reimbursement to be received from the partner of $1.5 million, (2) revision of the estimate of deferred expenses incurred on deferred revenue to include other incremental costs incurred in generating the sale of magazine contracts for an additional deferral of $756,000, (3) reduction of amounts related to publishers for subscriptions of magazine for cancellations that take place after the subscription is placed, which resulted in a decrease of Cross Media's liability of $710,000, (4) recognition of $1.2 million in amortization of leads inventory based on the age of the lead and the projected revenues to be generated by the lead and (5) write off of $400,000 relating to receivables from Cross Media's publisher bonus program relating to uncollectible amounts. Management feels that these adjustments do not have a material effect on previously reported quarterly operating results.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

                                                                Balance             Additions                            Balance
                                                                at                  Charged                              at
                                                                Beginning           to                                   End
                                                                of Year             Earnings        Writeoffs            of Year
                                                                -------             --------        -----------          -------
                                                                            (In thousands)
Year ended December 31, 2002
          Reserve for cancellations, collections, bad
          debts and estimated returns                            $21,756            $46,776           $ 47,316(1)         $21,216
          Allowance for deferred tax assets                           --              2,800(2)              --              2,800

Year ended December 31, 2001
          Reserve for cancellations, collections, bad
          debts and estimated returns                             24,573             39,246             42,063(1)          21,756

Year ended December 31, 2000
          Reserve for cancellations, collections, bad
          debts and estimated returns                             23,508             26,859            (25,794)(1)         24,573

----------
(1)   Write-offs of account receivables net of recoveries.

(2)   Increase in the valuation reserve for deferred taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing any non-audit services approved by the Company's Audit Committee (the "Committee") to be performed by Grant Thornton, LLP ("GT"), the Company's external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of the Company. During the year ending December 31, 2002, the Committee discussed the engagements with GT for tax planning services and management consulting services relating to systems selection.

                                    PART III

The information and accompanying exhibits called for by Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management, and Item 13. Certain Relationships and Related Transactions is incorporated herein by reference to Cross Media's definitive proxy statement for its 2003 Annual Meeting of Stockholders, which definitive proxy statement is expected to be filed with the Commission no later than 120 days after the end of the fiscal year to which this Report relates.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information called for by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2003 Annual Meeting of Shareholders, which will be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2003 Annual Meeting of Shareholders, which will be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2003 Annual Meeting of Shareholders, which will be filed with the SEC.

Equity Compensation Plan Table

The following table details information regarding the Company's existing equity compensation plans as of December 31, 2002:

                                                                                                     (c)
                                                                                            Number of securities
                                                (a)                    (b)                  remaining available
                                       Number of securities      Weighted-average           for future issuance
                                        to be issued upon        exercise price of              under equity
                                            exercise of             outstanding             compensation plans
                                        outstanding options,     options, warrants         (excluding securities
Plan Category                            warrants and rights         and rights           reflected in column (a))
-------------                            -------------------         ----------           ------------------------
Equity compensation plans
approved by security holders                     2,273                  $10.03                   527,000

Equity compensation plans not
approved by security holders                        --                      --                        --
                                                 -----                  ------                   -------
Total                                            2,273                  $10.03                   527,000
                                                 =====                  ======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated by reference to the Company's definitive proxy statement relating to its 2003 Annual Meeting of Shareholders, which will be filed with the SEC.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

Report of Independent Certified Public Accountants
Financial Statements
  Consolidated Balance Sheets
  Consolidated Statements of Operations
  Consolidated Statement of Stockholders' Equity
  Consolidated Statements of Cash Flows
  Notes to Condensed Consolidated Financial Statements
Schedule II Valuation and Qualifying Account

(b) Reports on Form 8-K

On August 29, 2002, we filed a Current Report on Form 8-K regarding the amendment to the credit facility.

On July 18, 2002 we filled a Current Report on Form 8-K regarding the resignation of Jonathan Bulkeley from the Board of Directors and the filing of a class action law suit against Cross Media.

On June 17, 2002 we filed a Current Report on Form 8-K regarding an interview with our Chairman and the OTC discussing the status of the FTC investigation.

On June 4, 2002, we filed a Current Report on Form 8-K regarding the JWE acquisition.

On April 11, 2002, we filed a Current Report on Form 8-K regarding the announcement of a non-binding letter of intent relating to a proposed acquisition and the completion of a private placement of common stock.

On April 10, 2002, we filed a Current Report on Form 8-K regarding an interview with our Chairman discussing the FTC matter.

On January 28, 2002, we filed a Current Report on Form 8-K regarding the acquisition of NSI.

On January 28, 2002, we filed a Current Report on Form 8-K regarding the unaudited pro forma combined condensed statement of operations relating to the acquisition of NSI.

(c) Exhibits

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

2.2(13) Agreement and Plan of Merger, dated as of January 4, 2002 by and among Cross Media, CMMSC, NSI and Anthony Pironti (the "NSI Agreement").

2.3(13)     List of Omitted Schedules/Exhibits to the NSI Agreement.

2.4(13) Agreement and Plan of Merger dated as of January 4, 2002, by and among, Cross Media CMCMC, PCM and Anthony Pironti (the "PCM Agreement").

2.5(13)     List of Omitted Schedules/Exhibits to the PCM Agreement.

2.6(16) Asset Purchase Agreement for the purchase by the Registrant of certain assets of JWE Enterprises, Inc. ("Enterprises") and JWE Holdings, Inc. ("Holdings") dated as of May 27, 2002 by and among the Registrant, Enterprises, Holdings and Jason Ellsworth, the sole stockholder of Enterprises and Holdings.

3.1(12) Amended and Restated Certificate of Incorporation of Cross Media filed with the Secretary of State of the State of Delaware on October 24, 2001.

3.2(12)     Amended and Restated Bylaws of Cross Media.

4.1(16) Certificate of Designation of Series B Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on May 24, 2002.

4.2 Certification of Designation of Series C Convertible Preferred Stock, filed with the Secretary of State of Delaware on April 2, 2003.

4.3 Warrant to purchase 500,000 shares of Common Stock issued to Lancer on February 16, 2003.

4.4 Warrant to purchase 500,000 shares of Common Stock issued to Lancer on February 16, 2003.

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

10.25(15)   Credit Agreement between Cross Media and Fleet National Bank dated
            March 19, 2002.

10.26(15)   Pledge Agreement between Cross Media and Fleet National Bank dated
            March 19, 2002.

10.27(15)   Security Agreement between Cross Media and Fleet National Bank dated
            March 19, 2002.

10.28(15)   Trademark Security Agreement between Cross Media and Fleet National
            Bank dated March 19, 2002.

10.29(15)   Trademark Security Agreement between Media Outsourcing Inc. and
            Fleet National Bank dated March 19, 2002.

10.30(15)   Trademark Security Agreement between National Syndications, Inc. and
            Fleet National Bank dated March 19, 2002.

10.31(15)   Trademark Security Agreement between eCoupons, Inc. and Fleet
            National Bank dated March 19, 2002.

10.32(10)   Amended and Restated Agreement and Plan of Merger by and between
            Cross Media and LifeMinders dated as of August 20, 2001.

10.33(13)   Agreement and Plan of Merger by and among National Syndications,
            Inc. ("NSI"), CMMSC, Cross Media and the stockholders of NSI.

10.34(13)   Agreement and Plan of Merger by and among Cross Media, Cross Media
            Consumer Marketing Corporation, PCM and the stockholders of PCM.

10.35(14)   Waiver, Consent and Amendment to Credit Agreement dated August 13,
            2002 by and among Cross Media, MOS, NSI, Fleet National Bank as agent in the lenders and issuing agent and the other lenders.

10.36(17)   Amendment to Waiver and Credit Agreements by and among Cross Media,
            Media Outsourcing, Inc., National Syndications, Inc. and Preferred
            Consumer Marketing, as borrowers, Fleet National Bank, as agent and issuing lender, and the other lenders under the Credit Agreement dated as of March 19, 2002.

10.37(17)   $1,650,000 principal amount note issued to the Lender on August 16,
            2002.

10.38(17)   $1,500,000 principal amount note issued to the Lender on August 16,
            2002.

21.1        Subsidiaries of Cross Media.

23.1        Consent of Grant Thornton LLP.

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

(14) Incorporated by reference to the applicable exhibit contained in Cross Media's Current Report on Form 10-Q filed with the SEC on August 14, 2002.

(15) Incorporated by reference to the applicable exhibit contained in Cross Media's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 27, 2002.

(16) Incorporated by reference to the applicable exhibit contained in Cross Media's Current Report on Form 8-K filed with the SEC on June 4, 2002.

(17) Incorporated by reference to the applicable exhibit contained in Cross Media's Current Report on Form 8-K filed with the SEC on August 29, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003

CROSS MEDIA MARKETING CORPORATION


                                        By:    /s/ RONALD ALTBACH
                                               ---------------------------------
                                        Name:  Ronald Altbach
                                        Title: Chairman, Director and Chief
                                               Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                         TITLE                        DATE
---------------------      --------------------------------   ------------------


 /s/ RONALD ALTBACH          Chairman, Director and Chief     March 31, 2003
---------------------              Executive Officer
   Ronald Altbach            (principal executive officer)

 /s/ RICHARD KAUFMAN            Director and President        March 31, 2003
---------------------
   Richard Kaufman

  /s/ CHET BORGIDA          Senior Vice President and Chief   March 31, 2003
---------------------              Financial Officer
    Chet Borgida           (principal financial officer and
                             principal accounting officer)

 /s/ DOUGLAS GRAHAM                    Director               March 31, 2003
---------------------
   Douglas Graham

  /s/ RICHARD COHEN                    Director               March 31, 2003
---------------------
    Richard Cohen

 /s/ JAMES L. NELSON                   Director               March 31, 2003
---------------------
   James L. Nelson

/s/ WILLIAM MORRISSEY                  Director               March 31, 2003
---------------------
  William Morrissey

                  Certification of Principal Executive Officer

I, Ronald Altbach, Chief Executive Officer of Cross Media Marketing Corporation, certify that:

1. I have reviewed this annual report on form 10K of Cross Media Marketing Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 2, 2003


                                        /s/ Ronald Altbach
                                        ----------------------------------------
                                        Ronald Altbach
                                        Chief Executive Officer

                  Certification of Principal Financial Officer

I, Chet Borgida, Chief Financial Officer of Cross Media Marketing Corporation, certify that:

1. I have reviewed this annual report on Form 10K of Cross Media Marketing Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 2, 2003


                                        /s/ Chet Borgida
                                        ----------------------------------------
                                        Chet Borgida
                                        Chief Financial Officer